Form 10-K/A
period 2013-12-31
OICco ACQUISITION IV, INC.
filed 2014-04-28
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: ____-________

OICco Acquisition IV, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	6770	27-1521364
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

4412 8th St. SW Vero Beach, FL 32968
(Address of Principal Executive Offices)(Zip code)

Registrant’s telephone number, including area code: 954-362-7598

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐ .	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

From January 31, 2013 (date of inception) through December 31, 2013, the issuer had no revenues.

As of December 31, 2013, there was no trading market for the issuer’s common stock, $0.0001 par value.

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of April 17, 2014 was 9,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this amendment to OICCO ACQUISITION IV, INC., Yearly Report on Form 10-K (the “Form 10-K”) for the period ended 12/31/2013, as filed with the Securities and Exchange Commission on 04/18/2014, is to furnish Exhibit 101 to the 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the 10-K formatted in XBRL (eXtensible Business Reporting Language), as well as, to update the cover page of the original Form 10-K.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

OICco Acquisition IV, Inc.

Form 10-K/A Annual Report

Table of Contents

PART IV
Item 15.	Exhibits and Financial Statement Schedules	4

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

   *Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OICco Acquisition IV, Inc.

Date: April 24, 2014

	By:	/s/ Miguel Dotres
Miguel Dotres
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 24, 2014

	By:	/s/ Miguel Dotres
Miguel Dotres, President and Director
(Principal Executive Officer)

Date: April 24, 2014

	By:	/s/ Miguel Dotres
Miguel Dotres, Chief Financial Officer
(Principal Financial and Accounting Officer)