Form 10-Q
period 2014-03-31
OICco ACQUISITION IV, INC.
filed 2014-05-20
CIK 1479915

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______ to _______

OICco Acquisition IV, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1521364
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5881 NW 151st St Suite 216 Miami Lakes, FL 33014
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (954) 362-7598

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐     .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 20, 2014 the registrant had 44,000,000 issued and outstanding shares of common stock.

OICco Acquisition IV, Inc.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2013 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2014.

OICco Acquisition IV, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2014

Page(s)
Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	5

Unaudited Statements of Operations for the three months ended March 31, 2014 and 2013 and the Period of December 21, 2009 (Inception) to March 31, 2014	6

Unaudited Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and the Period of December 21, 2009 (Inception) to March 31, 2014	7

Notes to the Unaudited Financial Statements	8

OICco Acquisition IV, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2014 (unaudited)	December 31, 2013

ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,685	$2,685
Note payable – related party	6,000	6,000
Total current liabilities	8,685	8,685

Stockholders' deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	4,388	4,388
Deficit accumulated during the development stage	(13,873)	(13,873)
Total stockholders' deficit	(8,685)	(8,685)

Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to unaudited financial statements.

OICco Acquisition IV, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

	Three months ended March 31,		Period of December 21, 2009 (Inception) to
	2014	2013	March 31, 2014
Revenues	$—	$—	$—

Operating expenses
General and administrative	—	—	873
Professional fees	—	—	13,000
Total operating expenses	—	—	13,873

Net loss	$—	$—	$(13,873)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	8,000,000	8,000,000

See accompanying notes to unaudited financial statements.

OICco Acquisition IV, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Three months ended March 31,		Period of December 21, 2009 (Inception) to
	2014	2013	March 31, 2014
Cash flows from operating activities
Net loss	$—	$—	$(13,873)
Changes in operating liability:
Accounts payable	—	—	5,185
Net cash used in operating activities	—	—	(8,688)

Cash flows from financing activities
Proceeds from note payable – related party	—	—	3,500
Proceeds from common stock	—	—	5,188
Net cash provided by financing activities	—	—	8,688

Net change in cash	—	—	—
Cash, beginning of period	—	—	—
Cash, end of period	$—	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to unaudited financial statements.

OICco Acquisition IV, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

At March 31, 2014 and December 31, 2013 the Company had a related party loan payable with a balance of $6,000. The amount is unsecured, noninterest bearing, and due on demand.

NOTE 4 – SUBSEQUENT EVENTS

On April 11, 2014, we entered into a Share Exchange Agreement and Plan of Reorganization (“Agreement”) with VapAria Corporation, (“VapAria”), a private company incorporated in Minnesota on March 10, 2010 with offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. At the closing of the Agreement (which is contingent upon a 80% reconfirmation vote under Rule 419), pursuant to the terms of the Exchange Agreement, 36,000,000 shares of our common stock, par value $0.0001 per share (the “Common Stock”) will be issued to VapAria, representing 100% of the issued and outstanding common shares of VapAria and 500,000 preferred shares representing 100% of the issued and outstanding shares of VapAria’s Series A convertible preferred stock. Under the terms of the Exchange, the board of directors and shareholders of OICco have agreed to authorize and issue a preferred stock with the same terms, conditions and designations of the preferred stock of VapAria Corporation which VapAria’s board of directors authorized and issued on December 31, 2013 in exchange for an intellectual property license agreement with an affiliate, Chong Corporation. Under the terms of the agreement VapAria shareholders will own 80% of the outstanding shares of the reorganized Company and we will change the Company’s name to VapAria Corporation.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business.  Since the Company’s principal activities to date have been limited to organizational activities and prospect development, it has no record of any revenue-producing operations.  Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans.

Critical Accounting Policy and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

We have had no operating revenues since our inception on Dec. 21, 2009 through March 31, 2014, and have incurred operating expenses in the amount of $13,873for the same period. Our activities have been primarily financed from the proceeds of loans.

For the three months ended March 31, 2014, professional fees expenses were $0, compared to $0 for the three months ended March 31, 2013.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OICco Acquisition IV, Inc.

Date: May 20, 2014	By:	/s/ Miguel Dotres
President, CEO, and Director

