Form 10-Q
period 2014-06-30
OICco ACQUISITION IV, INC.
filed 2014-08-12
CIK 1479915

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

OICco Acquisition IV, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1521364
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5550 Nicollet Avenue Minneapolis, MN 55419
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 9, 2014 the registrant had 50,000,000 issued and outstanding shares of common stock.

OICco Acquisition IV, Inc.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2013 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended June 30, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2014.

3

OICco Acquisition IV, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2014

OICco Acquisition IV, Inc.

Balance Sheets

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,685	$2,685
Note payable – related party	6,000	6,000
Total current liabilities	8,685	8,685

Stockholders' deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	4,388	4,388
Deficit accumulated	(13,873)	(13,873)
Total stockholders' deficit	(8,685)	(8,685)

Total liabilities and stockholders' deficit	$—	$—

 See accompanying notes to unaudited financial statements.

 OICco Acquisition IV, Inc.

Unaudited Statements of operations

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—

Operating expenses
Professional fees	—	—	—	—
General and administrative	—	—	—	—
Total operating expenses	—	—	—	—

Net loss	$—	—	—	—

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	8,000,000	8,000,000	8,000,000	8,000,000

See accompanying notes to unaudited financial statements.

6

OICco Acquisition IV, Inc.

Statements of Cash Flow
(unaudited)

Six months ended June 30,
	2014	2013
Net cash used in operating activities	—	—

Net cash provided by financing activities	—	—

Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited financial statements.

OICco Acquisition IV, Inc.

Notes to Unaudited Financial Statements

June 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

In the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

At June 30, 2014 and December 31, 2013 the Company had a related party loan payable with a balance of $6,000. The amount is unsecured, noninterest bearing, and due on demand.

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

On July 31, 2014, we closed on the Share Exchange Agreement and Plan of Reorganization (the “Agreement”) with VapAria Solutions, Inc., a Minnesota corporation formerly known as VapAria Corporation (“VapAria”) and the shareholders of VapAria (the “VapAria Shareholders”) pursuant to which we agreed to acquire 100% of the outstanding capital stock of VapAria from the VapAria Shareholders in exchange for certain shares of our capital stock. As of July 31, 2014 all conditions precedent to the closing were satisfied, including the reconfirmation by the investors of the prior purchase of 1,000,000 shares of our common stock pursuant to the requirements of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”), and the transaction closed.

As a result of the closing of this transaction, VapAria is now a wholly owned subsidiary of our company and its business and operations represent those of our company. Information regarding VapAria’s business and operations, together with its financial statements, are included in the Post-Effective Amendment No. 4 to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 30, 2014 (the “Post-Effective Amendment”).

On July 30, 2014 we issued an aggregate of 5,000,000 shares of our common stock valued at $100,000 to six recipients, including an affiliate of our former sole officer and director, as compensation for past and future services to us. The recipients were either accredited or sophisticated investors who had access to information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

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

Results of Operations

We have had no operating revenues since our inception on Dec. 21, 2009 through June 30, 2014, and have incurred operating expenses in the amount of $13,873 for the same period. Our activities have been primarily financed from the proceeds of loans.

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

OICco Acquisition IV, Inc.

Date: August 9, 2014	By:	/s/ Alexander Chong
Chairman, CEO, and Director

