Form 10-Q
period 2014-09-30
VapAria Corp
filed 2014-11-13
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 333-165760

VapAria Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-1521364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5550 Nicollet Avenue, Minneapolis, MN	55419
(Address of principal executive offices)	(Zip Code)

(612) 812-2037
(Registrant’s telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

☐Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,000,000 shares of common stock are issued and outstanding as of November 13, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our status as a development stage company, the lack of products or revenues and the substantial risks inherent in the establishment of a new business venture;
•	our very limited operating history and our unproven business plan;
•	our history of losses;
•	our ability to continue as a going concern;
•	our ability to raise capital to fund our business plan, pay our operating expense and satisfy our obligations;
•	our ability to achieve certain milestones under our agreement with Chong Corporation;
•	conflicts of interest facing certain of our officers and directors;
•	future reliance on third party manufacturers;
•	our future ability to comply with government regulations;
•	our lack of experience in selling, marketing or distributing products;
•	our future ability to establish and maintain strategic partnerships;
•	our possible future dependence on licensing or collaboration agreements;
•	the inability of Chong Corporation to protect the intellectual property which is licensed to us, and risks of possible third-party infringement of intellectual property rights;
•	costs associated with being a publicly-held company;
•	anti-takeover provisions of Delaware law;
•	the possible issuance of shares of our common stock upon a conversion of shares of our Series A 10% convertible preferred stock; and
•	the impact of penny stock rules on the future trading in our common stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, under “Risk Factors” appearing in the Post-Effective Amendment No. 4 to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 30, 2014, and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation formerly known as OICco Acquisition IV, Inc., and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation. In addition, “third quarter of 2014” refers to the three months ended September 30, 2014, “third quarter 2013” refers to the three months ended September 30, 2013, and “2014” refers to the year ending December 31, 2014.

Unless specifically set forth to the contrary, the information which appears on our website at www.vaparia.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

VapAria Corporation

Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,707	$2,395
Prepaid expenses	—	3,000
Loan to related party	—	6,490
Total Current Assets	6,707	11,885
Intellectual property, net	187,734	196,401
TOTAL ASSETS	$194,441	$208,286
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$24,564	$9,121
Interest payable	5,348	2,356
Note payable	50,000	50,000
Convertible note	40,000	—
Loan from related party(s)	30,294	—
Total Current Liabilities	150,206	61,477
TOTAL LIABILITIES	150,206	61,477
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 1,000,000 shares authorized; 500,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	50	50
Common Stock: $0.0001 par value; 100,000,000 shares authorized; 50,000,000 and 36,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	5,000	3,600
Additional paid-in capital	135,785	193,211
Retained (deficit)	(96,600)	(50,052)
TOTAL STOCKHOLDERS’ EQUITY	44,235	146,809
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$194,441	$208,286

See accompanying notes to unaudited financial statements

VapAria Corporation

Statement of Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Expenses
General and Administrative	$6,581	—	$19,306	40
Professional Fees	10,817	5,500	27,242	35,500
Total Operating Expenses	17,398	5,500	46,548	35,540
Net Loss	$(17,398)	(5,500)	$(46,548)	(35,540)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average shares outstanding	45,282,609	36,000,000	38,339,726	36,000,000

See accompanying notes to unaudited financial statements

VapAria Coporation

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’
Date	Shares	Amount	Shares	Amount	Capital	Deficits	Equity

December 31, 2013	500,000	50	36,000,000	3,600	193,211	(50,052)	146,809

Reverse merger adjustment			14,000,000	1,400	(57,426)		(56,026)

Net Loss						(46,548)	(46,548)

September 30, 2014 (unaudited)	500,000	50	50,000,000	50,000	135,785	(96,600)	44,235

See Companying notes to unaudited financial statements

VapAria Corporation

Statements of Cash Flow

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(46,548)	$(35,540)
Adjustments to reconcile net loss to cash used in operating activities
Amortization expense	8,667	—
(Increase) decrease in operating assets and liabilities:
Accounts receivable	3,000	—
Prepaid expense	—	(500)
Accounts payable	(356)	—
Accrued interest	2,992	—
Net cash used in operating activities	(32,245)	(36,040)

Cash flows from investing activities
Principal proceeds from repayment of loan to related party	6,490	1,500
Loan to related party	—	(15,000)
Cash receipt from reverse merger	8,057	—
Net cash provided by (used in) investing activities	14,547	(13,500)
Cash flows from financing activities
Borrowing on debt with related party	22,010	50,000
Net cash provided by financing activities	22,010	50,000
Net increase in cash and cash equivalents	4,312	460
Cash and cash equivalents, beginning balance	2,395	75
Cash and cash equivalents, ending balance	$6,707	$535
Non cash investing and financing activities
Reverse merger adjustments	$56,026	$—
Related party loan borrowed for accounts payable	$4,534	$—
Supplementary information
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See Companying notes to unaudited financial statements

VapAria Corporation

Notes to Unaudited Financial Statements

September 30, 2014

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

VapAria Corporation (the Company) is incorporated under the laws of the State of Delaware.

As previously disclosed, on April 11, 2014 OICco Acquisition IV, Inc. entered into that certain Share Exchange Agreement and Plan of Reorganization (the “Agreement”) with VapAria Solutions, Inc., a Minnesota corporation formerly known as VapAria Corporation (“VapAria”) and the shareholders of VapAria (the “VapAria Shareholders”) pursuant to which we agreed to acquire 100% of the outstanding capital stock of VapAria from the VapAria Shareholders in exchange for certain shares of our capital stock. On July 31, 2014 all conditions precedent to the closing were satisfied, including the reconfirmation by the investors of the prior purchase of 1,000,000 shares of our common stock pursuant to the requirements of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”), and the transaction closed.

At closing, we issued the VapAria Shareholders 36,000,000 shares of our common stock and 500,000 shares of our 10% Series A Convertible Preferred Stock in exchange for the common stock and preferred stock owned by the VapAria Shareholders. The VapAria Shareholders were either accredited or sophisticated investors who had access to information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

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

Prior to the closing, on July 30, 2014 we issued an aggregate of 5,000,000 shares of our common stock valued at $100,000 to six recipients, including an affiliate of our former sole officer and director, as compensation for past and future services to us. The recipients were either accredited or sophisticated investors who had access to information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

On August 19, 2014 the board of directors of OICco Acquisition IV, Inc. and the holders of a majority of its issued and outstanding common stock approved a Certificate of Amendment to our Amended and Restated Certificate of Incorporation changing the name of our company to VapAria Corporation. The name change was effective on August 19, 2014. Our Board determined it was in our best interests to change our corporate name to better reflect our business and operations following our recent acquisition of VapAria Solutions, Inc.

VapAria Corporation (the Company) is engaged in the research, development, manufacturing and commercialization of novel, in-demand, proprietary products designed to deliver fast-acting, convenient solutions for contemporary lives and lifestyles. The basis of the Company’s product development is proprietary, patented and patent-pending technologies and formulas focused on three specific markets: the smoke-free tobacco alternative market (e-cigarettes); the over-the- counter (OTC) consumer market with products intended to increase energy and alertness, suppress appetite and aid in restful sleep; and, the pharmaceutical market - partnering with international pharmaceutical companies that desire to utilize our technologies to maximize and extend the value and the lives of their proprietary, patented product portfolios.

The Company has limited operations and, as of September 30, 2014, had no employees.

The Company has a fiscal year end of December 31.

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements and in in the Post-Effective Amendment No. 4 to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 30, 2014 (the “Post-Effective Amendment”). The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

In the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Note 2 - Significant Accounting Policies

Basis of Presentation -- This summary of significant accounting policies is presented in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash -- For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

Earnings per Share Information -- FASB ASC 260 “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share was the same, at the reporting date in 2013, due to no common stock equivalents being granted or issued.

Income Tax – – Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

The Company has net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

Long Lived Assets – Assessing long-lived assets for impairment will require us to make assumptions and judgments regarding the carrying value of these assets. We will evaluate long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The assets will be considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

If we believe our assets to be impaired, the impairment we will recognize will be the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write down will be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the useful lives of the assets. If a change were to occur in any of the above-mentioned factors or estimates, our reported results could materially change.

Intellectual Property

Intellectual property assets primarily represent rights acquired under technology licenses and are generally amortized on a straight-line basis over periods of benefit, ranging up to 17 years.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Beneficial Conversion Features

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Recent Accounting Pronouncements -- Recent accounting pronouncements issued by the FASB (including its Emerging Task Force), the AICPA, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no source of revenue sufficient to cover its operations costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital.

Note 4 – Stockholder’s Equity

On July 31, 2014, OICco Acquisition IV, Inc. issued the VapAria Shareholders 36,000,000 shares of OICco common stock and 500,000 shares of our 10% Series A Convertible Preferred Stock in exchange for the common stock and preferred stock owned by the VapAria Shareholders. On July 31, 2014, the Company had 14,000,000 common shares outstanding immediately prior to the merger and net liabilities of $56,026.

As a result of the closing of this transaction, VapAria is now a wholly owned subsidiary of our company and its business and operations represent those of our company.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of OICco Acquisition IV, Inc., with VapAria considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 36,000,000 common shares and 500,000 Series A Convertible Preferred Stock issued to the shareholders of VapAria in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical financial statements include the operations of the accounting acquirer for all periods presented and net assets of ($56,026) was recorded as reverse merger adjustment.

Preferred Stock -- Under the terms of the Preferred the Company pays the holder a 10% annual dividend in common stock and the Preferred becomes convertible to common stock five years from issuance at a conversion rate of one share of the Company’s common stock for each share of the Preferred. Also the preferred stock is not redeemable at the holder’s option, have no voting rights and is callable by the Company.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

Note 6 – Related Party Transactions

During 2013, the Company lent a total of $15,000 to a related party. As of December 31, 2013, the Company was owed $6,490. The related party paid out the full amount during 2014.

During 2014, a related party loaned the Company $26,544 which includes $22,010 of cash and $4,534 was paid out for operating expense.

During 2014, the Company also assumed $3,750 of related party loan as part of the reverse merger.

In summary as of September 30, 2014 and December 31, 2013, the Company owed $30,294 and $0, respectively, to a related party. The amount is unsecured, noninterest bearing and due on demand.

Note 7 – Note Payable

As of September 30, 2014, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 31, 2013 and bears eight per cent (8%) annual interest. The note, all principal and accrued interest, is due and payable December 31, 2014.

Note 8 – Convertible Note

The company assumed a convertible note for $40,000 that was issue on July 14, 2014 as part of the reverse merger. The note is due December 1, 2014 and bears interest at 10% per annum. The note is convertible into 500,000 shares of our common stock at $0.08 per share.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended to December 1, 2014. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is substantial and the transaction should be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. The Company also determined that the fair value of the new debt is the same as the fair value of the old debt. Thus no gain or loss was recognized upon the extinguishment.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three month and nine month periods ended September 30, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under”Risk Factors” appearing in the Post-Effective Amendment No. 4 to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 30, 2014, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

VapAria Corporation is a development stage consumer products and wellness company focusing on the research, development, manufacturing and commercialization of novel, in-demand, proprietary products designed to deliver fast-acting, convenient solutions for contemporary lives and lifestyles. The basis of our product development is proprietary, patented and patent-pending technologies and formulas focused on three specific markets:

•	The smoke-free tobacco alternative market (e-cigarettes). VapAria Corporation currently contemplates filing with the U.S. Food and Drug Administration (FDA) Center for Drug Evaluation and Research to become the first e-cigarette company to secure fast-track status and then seek FDA approval as a smoking cessation product.

•	The over-the-counter (OTC) consumer market with products intended to increase energy and alertness, suppress appetite and aid in restful sleep; and

•	The pharmaceutical market - partnering with international pharmaceutical companies that seek to utilize our technologies to maximize and extend the value and the lives of their proprietary, patented product portfolios.

Our experience and our understanding of vaporizing technology and vapor-method medicant delivery has, to-date, resulted in our licensing one patent and optioning two patent applications from an affiliate, Chong Corporation, which has been assigned the patent and patent applications by two members of our current management team, Alexander Chong and William Bartkowski, and others as co-inventors pursuant to an Exclusive License and Option to License Agreement.

Prior to establishing our wholly-owned subsidiary VapAria Solutions in 2010, the principals of VapAria had 28 years collective experience in vaporization and e-cigarette technology, having been partners in a joint venture with pioneers in the industry and having undertaken significant work internationally, researching and developing products, shepherding them through the patent process and introducing them into the U.S. wholesale and retail supply chain.

Exclusive License and Option to License Agreement

Effective December 31, 2013, VapAria Solutions entered into an Exclusive License and Option to License Agreement with the Chong Corporation, a related party, for an intellectual property portfolio including a license for the Lobelia Patent (Patent No. 8,287,922 - Issued October 16, 2012) a method for lobelia delivery is provided comprising: providing a lobelia solution suitable for vaporization in a compact handheld device; providing the compact handheld device; vaporizing the lobelia solution at a low temperature upon activation by a user such that an effective serving of lobelia is provided to the user. This patent covers a formulation for an FDA exempt herbal remedy that contains lobeline, an alkaloid that produces effects similar to nicotine and caffeine, and can be commercialized as a smoking alternative and respiratory tonic and restorative. We believe that the benefits of commercializing this formulation include providing a product for introduction into today’s e-cigarette and vapor market that would not be subject to taxes, similar to tobacco taxes that are now being introduced throughout the country on e-cigarette and vapor products that contain nicotine.

The Exclusive License and Option to License Agreement also includes an option to license the following patent applications:

•                   Device Patent Application 20130199528 - A control system for a hand-held vapor delivery device, comprising a circuit configured to provide a precise amount of power from a power source to heat a heating element to a minimum required temperature to completely vaporize a predetermined volume of a liquid, and control a precise duration of time to supply the precise amount of power to completely vaporize the predetermined volume of liquid at the required temperature. The application also utilizes alkaline battery chemistry and an enclosed cartridge that eliminates leaking and reduces the risks of oxidation, contamination and adulteration- making the device suitable for pharmaceutical applications; and

•                   Vaporized Medicants and Methods of Use Patent Application 20130072577 - Medicant solutions, i.e. suitable for vaporization at a low temperature: Medicants or active ingredients that are covered by the application include energy boosters, analgesics, sleep aids, motion sickness remedies and erectile dysfunction remedies.

Under the terms of the agreement, Chong Corporation, a related party controlled by our Chief Executive Officer, was paid a license issue fee and option to license fee of $196,401 in the form of 500,000 shares of VapAria Solutions’ 10% Series A Convertible Preferred Stock. These shares were exchanged for shares of our 10% Series A convertible preferred stock in the acquisition of VapAria Solutions on July 31, 2014. and VapAria Solutions is obligated to pay a Chong Corporation a 3% royalty commencing January 1, 2015 of no less than $50,000 per year. The license, subject to option, is exercisable at any time during the term of the Agreement at an option price not higher than $5 million, which may be payable in cash, equity or note acceptable to VapAria Solutions. Subject to the availability of sufficient capital, it is our intention to exercise this option.

[

While VapAria Solutions has historically outsourced its licensing and research and development activities to Chong Corporation [, over time and subject to the availability of sufficient capital it is our intention to bring those activities under the operations of our company.

We need to raise approximately $1,500,000 in capital to provide funds for the further development of our business,, including costs associated with research and development and the hiring of additional personnel, and to pay our operating expenses and obligations until such time, if ever, that we are able to generate sufficient working capital from our operations. We do not have any firm commitments for this additional capital and given the small size of our company, the early stage of our operations, we may find it difficult to raise sufficient capital to meet our needs. If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

We incurred net losses of approximately $47,000 for the nine months ended September 30, 2014. The report of our independent registered public accounting firm on VapAria Solutions’ financial statements for the year ended December 31, 2013 contained an explanatory paragraph regarding its ability to continue as a going concern based upon its recurring losses. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate consistent revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We have been in the developmental stage since inception with only organizational matters up to September 30, 2014 and we have not generated any revenues from our operations. Through September 30, 2014, our operations mainly consisted of closing the transaction by which we acquired VapAria Solutions in July 2014. Our total operating expenses increased substantially for the third quarter and first nine months of 2014 from the comparable periods in 2014 which is generally attributable to one-time expenses associated with the acquisition.

We expect that our operating expenses will increase as we continue to develop our business and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in general overhead, salaries for personnel and technical resources. However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2014 we had $6,707 in cash and cash equivalents and a working capital deficit of $143,499, as compared to cash and cash equivalents of $2,395 and a working capital deficit of $49,592 at December 31, 2013. Our current assets declined 44% and our current liabilities increased 144% at September 30, 2104 from December 31, 2013. Our principal sources of operating capital have been two loans from related parties totaling $30,294 and the issuance of a convertible note for $40,000 on July 14, 2014. The note is due December 1, 2014 and bears interest at 10% per annum. The note is convertible in 500,000 shares of our common stock at $0.08 per share.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. As described earlier in this report, we will need to raise at least $1,500,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $32,245 of cash in our operating activities during the first nine months of 2014 compared to $36,040 used by our operating activities for the nine months of 2013. The increase in cash used in operating activities was primarily attributable to an increase in net loss (after adjusting for non-cash expenses), partially offset by an increase in accounts payable.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities in the first nine months of 2014 for a total amount of $14,547 reflects funds repaid to VapAria from a related party, Chong Corporation and also cash received from reverse merger, compared to net cash used by investing activities in the first nine months of 2013 for a total amount of $13,500 which reflects the loan to Chong Corporation.

Net Cash Provided by Financing Activities

During the nine months of 2014 we raised $22,010 through as compared to $50,000 of loans during the first nine months of 2013.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited financial statements for 2013 appearing in the Post-Effective Amendment No. 4 to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 30, 2014.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Off balance sheet arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Vice President who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of the following material weakness in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. In the near future, our CEO and Principal Financial Officer plan to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy once funds are available; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

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

Item 1A.      Risk Factors.

Certain risk factors concerning our company and our business and operations are contained in the section entitled “Risk Factors” appearing in the Post-Effective Amendment No. 4 to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 30, 2014.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.      Other Information.

None.

Item 6.      Exhibits.

No.	Description

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (1)
10. 7	2014 Equity Compensation Plan (1)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*      filed herewith

(1)    Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 21, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VapAria Corporation

November 13, 2014	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

November 13, 2014	By:	/s/ Daniel Markes
Daniel Markes, Vice President, principal financial and accounting officer

