Form 10-K
period 2014-12-31
VapAria Corp
filed 2015-04-14
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	TO

Commission file number: 333-165760

VapAria Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-1521364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5550 Nicollet Avenue, Minneapolis, MN	55419
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(612) 812-2037

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes     ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes     ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 50,160,000 shares of common stock are issued and outstanding as of April 7, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our lack of products or revenues and the substantial risks inherent in the establishment of a new business venture
•	our very limited operating history and our unproven business plan;
•	our history of losses;
•	our ability to continue as a going concern;
•	our ability to raise capital to fund our business plan, pay our operating expense and satisfy our obligations;
•	our ability to achieve certain milestones under our agreement with Chong Corporation;
•	conflicts of interest facing certain of our officers and directors;
•	future reliance on third party manufacturers;
•	our future ability to comply with government regulations;
•	our lack of experience in selling, marketing or distributing products;
•	our future ability to establish and maintain strategic partnerships;
•	our possible future dependence on licensing or collaboration agreements;
•	the inability of Chong Corporation to protect the intellectual property which is licensed to us, and risks of possible third-party infringement of intellectual property rights;
•	anti-takeover provisions of Delaware law;
•	the dilution impact of the issuance of shares of our common stock upon a conversion of shares of our Series A 10% convertible preferred stock and as payment for dividends; and
•	the impact of penny stock rules on the future trading in our common stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing elsewhere in this report. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation formerly known as OICco Acquisition IV, Inc., and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation formerly known as VapAria Corporation (“VapAria Solutions”). In addition, “2014” refers to the year ended December 31, 2014, “2013” refers to the year ended December 31, 2013 and “2015” refers to the year ending December 31, 2015. The information which appears on our web site at www.vaparia.com is not part of this report.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

VapAria is a development stage consumer products and wellness company focusing on the research, development, manufacturing and commercialization of novel, in-demand, proprietary products designed to deliver fast-acting, convenient solutions for contemporary lives and lifestyles. The basis of our product development is licensed proprietary, patented and patent-pending technologies and formulas focused on three specific markets:

•	the smoke-free tobacco alternative market (e-cigarettes);

•	the over-the-counter (OTC) consumer market with products intended to increase energy and alertness, suppress appetite and aid in restful sleep, using our proprietary vaporized delivery system; and

•	the pharmaceutical market - partnering with international pharmaceutical companies that desire to utilize our technologies to maximize and extend the value and the lives of their proprietary, patented product portfolios.

The experience of our management and their understanding of vaporizing technology and vapor-method medicant delivery has, to-date, resulted in our company licensing one patent and optioning two patent applications from an affiliate, Chong Corporation, which has been assigned the patent and patent applications by two members of our management team, Alexander Chong and William Bartkowski, and other third parties as co-inventors, pursuant to an Exclusive License and Option to License Agreement.

Prior to forming VapAria Solutions, the principals of VapAria had 28 years collective experience in vaporization and e-cigarette technology, having been partners in a joint venture with pioneers in the industry and having had undertaken significant work internationally researching and developing products, shepherding them through the patent process and introducing them into the U.S. wholesale and retail supply chain.

Exclusive License and Option to License Agreement

Effective December 31, 2013, VapAria Solutions entered into an Exclusive License and Option to License Agreement (the “December 2013 Agreement”) with the Chong Corporation, a corporation owned and controlled by Alexander Chong, our CEO and a member of our board of directors. The December 2013 Agreement is for the Chong Corporation’s intellectual property portfolio described below and provides:

A license for the following patent:

•      Lobelia Patent 8,287,922 - Issued October 16, 2012; a method for lobelia delivery is provided comprising: providing a lobelia solution suitable for vaporization in a compact handheld device; providing the compact handheld device; vaporizing the lobelia solution at a low temperature upon activation by a user such that an effective serving of lobelia is provided to the user. This patent covers a formulation for a U.S. Food and Drug Administration (“FDA”) exempt herbal remedy that contains lobeline, an alkaloid that produces effects similar to nicotine and caffeine and can be commercialized as a smoking alternative and respiratory tonic and restorative. The benefits of commercializing this formulation include providing a product into today’s e-cigarette and vapor market that would not be subject to taxes similar to tobacco taxes that are now being introduced throughout the country on nicotine-containing products.

An option to license the following patent applications:

•       Device Patent Application 20130199528 - A control system for a hand-held vapor delivery device, comprising: a circuit configured to provide a precise amount of power from a power source to heat a heating element to a minimum required temperature to completely vaporize a predetermined volume of a liquid, and control a precise duration of time to supply the precise amount of power to completely vaporize the predetermined volume of liquid at the required temperature. The application also utilizes alkaline battery chemistry and an enclosed cartridge that eliminates leaking and reduces the risks of oxidation, contamination and adulteration- making the device suitable for pharmaceutical applications

•     Vaporized Medicants and Methods of Use Patent Application 20130072577 - Medicant solutions, i.e. suitable for vaporization at a low temperature: Medicants or active ingredients that are covered by the application include energy boosters, analgesics, sleep aids, motion sickness remedies and erectile dysfunction remedies.

In consideration for the December 2013 Agreement, the Chong Corporation was paid a license issue fee and option to license fee (the “License Issue Fee”) of 500,000 shares of VapAria Solutions’ 10% Series A convertible preferred stock. In addition to the License Issue Fee, we are obligated to pay a 3% royalty, beginning January 1, 2015, of not less than $50,000 per year, beginning in the calendar year in which the first licensed products or licensed services takes place.

The license, subject to option, is exercisable at any time during the term of the December 2013 Agreement at an option price not higher than $5 million, which may be payable in cash, equity or note. It is our intention to exercise this option; however, as of the date of this filing, we have not yet exercised this option.

The December 2013 Agreement also provides that the Chong Corporation will prosecute and maintain the patent applications and patents under patent rights subject to our reimbursement of out-of-pocket costs.

In addition and beginning on the date of the December 2013 Agreement, ongoing patent development, patent prosecution, intellectual property portfolio enhancements are being undertaken by Messrs. Chong and Bartkowski under the auspices of Chong Corporation pursuant to Section 13 of the December 2013 Agreement. This activity has continued into 2014. While the terms of the December 2013 Agreement provide that we are responsible for reimbursing Chong Corporation for all past, present and future costs for preparing, filing, prosecuting and maintaining all patent applications and patents which are licensed to us under the terms of the agreement, in April of 2015 Chong Corporation agreed to waive all such reimbursements for all costs incurred through December 31, 2014.

While we have historically outsourced our licensing and research and development activities to Chong Corporation, it is our the intention, subject to our ability to raise sufficient working capital, that we will no longer outsource such activities which require fees to be paid or reimbursement of expenses to the Chong Corporation.

Unless terminated earlier, the December 2013 Agreement will remain in effect for the last-to-expire patent or last-to-be abandoned patent application licensed under this agreement.

Under the terms of the December 2013 Agreement, we agreed to diligently proceed with the development, manufacture, marketing, and sale of licensed products and licensed services in quantities sufficient to meet the market demand and is required to reach certain milestones in a specified period. The first milestone is that within 24 months of the December 2013 Agreement we are to launch a commercial product based upon the licenses and inventions described above. This time frame will also be in effect on the license for the intellectual property subject to the option with the 24 months beginning upon the date of the exercise of the option.

If we are unable to meet any of our obligations set forth in the December 2013 Agreement, then Chong Corporation will notify us our failure to perform. We will then have the right and option to extend the target date of any such obligation for a period of six months upon the payment of $5,000 within the 30-day period prior to the date to be extended, for each such extension option exercised by us. We may further extend the target date of any obligation for an additional six months upon payment of an additional $5,000. Additional extensions may be granted only by the mutual written agreement of the parties. These payments are in addition to any other payments owed under the December 2013 Agreement. Should we opt not to extend the obligation or fail to meet the obligation by the extended target date, then Chong Corporation will have the right and option either to terminate the December 2013 Agreement or to reduce our exclusive license to a non-exclusive license.

Additionally, Chong Corporation is in the process of filing and/or licensing additional divisional patents and Continuation in Part (CIP) patents derived from its current portfolio, technology and ongoing research and development. We expect to enter into exclusive license agreements for this additional intellectual property upon terms and conditions to be negotiated with Chong Corporation.

Business plan

Our management intends that our near-term business focus will be to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies and formulations designed to significantly improve on current e-cigarette technology and other consumer products in the marketplace today.

Given the sophistication of the licensed device that our principals have designed, developed and submitted to the U.S. Patent and Trademark Office (“USPTO”) for a patent and our exclusive license and exclusive option to license, and given that to date no e-cigarette or vapor company has chosen to proceed down a therapeutic path, our management believes a unique opportunity exists for our company. Under the 2009 Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), which provided certain regulatory authority over specific tobacco products to the FDA, the FDA was required to consider designating products for smoking cessation as fast-track research and approval products and approving the extended use of nicotine replacement products for the treatment of tobacco dependence. As a result, we anticipate filing a request with the FDA’s Center for Drug Evaluation and Research to secure fast-track status to secure approval as a Nicotine Replacement Therapy Smoking Cessation Device. If we succeed in securing the status, we expect to be able to attract and secure a product development agreement with a large international pharmaceutical company. We are not a party, however, to any agreement or understandings with any third parties as of the date of this report.

We are also exploring commercializing a lobelia formulation, for which we have an exclusive license, for the e-cigarette and vapor market in the near term. This licensed patent covers a formulation for an FDA exempt herbal remedy that contains lobeline, an alkaloid that produces effects similar to nicotine and caffeine and can be commercialized as a smoking alternative and respiratory tonic and restorative. The benefits of commercializing this formulation include providing a product into today’s e-cigarette and vapor market that would not be subject to taxes similar to tobacco taxes that are now being introduced throughout the country on nicotine-containing products.

Business opportunities

The following description of business opportunities we may seek to exploit is subject to our ability to raise working capital to fund these initiatives. As described elsewhere herein, we are not a party to any agreements or understanding to provide this capital and, accordingly, we may not be able to pursue these ventures. In addition, under the terms of the December 2013 Agreement, we are required to satisfy certain milestones by December 2015. Any inability to satisfy those obligations, absent an extension of the criteria, would result in an event of default under the December 2013 Agreement and our loss of the exclusive rights granted the thereunder.

Tobacco alternatives (e-cigarettes)

We believe that significant business opportunities exist in the e-cigarette industry for the use of our licensed technology and proposed products. The basis for this belief is that e-cigarettes (not marketed for therapeutic purposes), which are not presently subject to regulation by the FDA will become subject to regulation if the deeming rules proposed by the FDA in April 2014 are adopted. Further, e-cigarettes, which are generally manufactured in Asia, have various design flaws, which need to be cured, especially with the implementation of these proposed new rules. In addition, we believe that the opportunity exists to pursue a non-tobacco path as an FDA approved smoking cessation nicotine replacement therapy and seek FDA “fast track” status.

Our near-term focus, therefore, is to develop and successfully launch a product based on our exclusive license and options to license proprietary patent and patent pending technologies and formulas, which are designed to significantly improve on current e-cigarette technology and products in the marketplace today. Our proposed products will provide:

•	an e-cigarette capable of measuring, monitoring and metering individual “dosages” of nicotine on a “per-puff” basis;

•	an e-cigarette free of the design flaws, including leaking, battery issues and inconsistent performance. that plague current products available in the U.S. market;

•	an e-cigarette that can be manufactured in the U.S. with the highest level of quality assurance; and

•	regulatory compliance made cost competitive through automated manufacturing processes versus products manufactured overseas or products simply assembled in the U.S. from offshore-manufactured components.

Formerly e-cigarettes not marketed for therapeutic purposes were not regulated by the FDA. By virtue of the FSPTCA, the FDA’s Center for Tobacco Products (“CTP”) currently regulates cigarettes, cigarette tobacco, roll-your-own (RYO) tobacco and smokeless tobacco. In April of 2011 the CTP sent a clear message that it intended to regulate e-cigarettes in the future by extending the Agency’s “tobacco product” authorities in Chapter IX of the FSPTCA. On April 24, 2014 the FDA published deeming regulations on “other” tobacco products, including e-cigarettes, after a review by the Office of Management and Budget. Highlights included:

•	companies would be required to apply for FDA product approval, but have two years after rules are finalized to do so, and would be permitted to keep their products on the market in the interim and, importantly, continue to bring new products to market;

•	no free samples of e-cigarette products;

•	ban on the sale of the devices to anyone below age of 18;

•	no health claims in any advertising;

•	requiring manufacturers to register with the FDA and list the ingredients in their products; and

•	requiring a warning label stating that nicotine is addictive, which would have to be added no later than two years after the rule is finalized.

Importantly the proposal did not include:

•	restrictions of flavors, although the regulations suggest this could be re-evaluated at a later time;
•	a ban on internet sales to adults; or
•	a ban on television advertising.

The FDA cannot enact a federal tax on e-vapor products or ban internet sales as these would fall under the realm of Congress. Following the date the proposed regulations were published in the Federal Register, there was an initial 75-day comment period ending in July 2014, which was extended to August 8, 2014 in part as a result of the voluminous amount of comments the Agency received on the proposed rule. The FDA has not issued final deeming regulations as of the date of this report. Once the final rules are published, the final rules must be reviewed by the OMB before being enacted. We believe the process could take as long as two years before final regulations are implemented given the rulemaking process though some items will need to be complied with immediately.

The opportunity also exists for tobacco alternatives, specifically e-cigarettes, to go down a non-tobacco path, as an FDA approved smoking cessation nicotine replacement therapy. In Section 918, “Drug Products Used to Treat Tobacco Dependence,” of the FSPTCA, the FDA is encouraged to consider designating products as fast track research and approval products at the request of the applicant. This path would require a New Drug Application filed with the FDA’s Center for Drug Education and Research. The Food and Drug Administration Modernization Act of 1997 includes Section 112, “Expediting study and approval of fast track drugs.” This section mandates the Agency to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Fast track adds to existing programs, such as accelerated approval, the possibility of a “rolling review” for an application. An important feature of fast track is that it emphasizes the critical nature of close early communication between the FDA and sponsor to improve the efficiency of product development.

The advantages of securing FDA approval for our licensed device are significant and they include, but are not necessarily limited to:

•	exclusions from certain use limitations and restrictions;

•	the possibility of third party payments, i.e. medical/health plans, Medicare, Medicaid, corporate wellness plans, for purchase and use; and

•	exemptions from certain tobacco taxes when and where they are enacted by the appropriate and relevant taxing authorities. For example, in the state of Minnesota, where other tobacco product taxes were extended to e-cigarettes in 2010, products which had received FDA approval as smoking cessation products were specifically exempted in the statute.

Over-the-Counter consumer products

We believe that the U.S. consumer is looking for the most convenient, cost-effective and efficient products available. We are committed to bringing consumers high-tech, consumable wellness products that fit that description and address the most pertinent life-style issues that the contemporary American consumer is dealing with: energy, appetite suppression and sleep. Not coincidentally, these issues comprise some of the currently largest OTC wellness consumer markets in the U.S.

We expect to address this market with disposable, personal, portable, hand-held vaporizers that deliver proprietary formulations of herbal remedies and dietary supplements based upon the licensed technology. These products and their formulations will provide the desired effect within 30 seconds of ingestion. As a result, these products will effectively deal with the modern ailments of contemporary Americans and do so immediately, responding to the modern consumer’s need for instant gratification and satisfaction.

Delivering OTC herbal remedies and dietary supplements via inhalation has a long history in the U.S. and throughout the world. However, especially with respect to established herbal remedies, the method of inhalation has traditionally been limited to the inhalation of the smoke of the burning herb (or dietary supplement) and along with the beneficial aspects of the herb formulations; users would also ingest the hazardous by-products of ignition and burning.

Our prototype devices use safe (FDA- GRAS), established and effective carriers or excipients which vaporize at relatively low temperatures, to deliver the formulation, which attaches to the carrier, to the user who inhales the mist produced or, in some cases, lets the mist be absorbed in the soft tissues of the mouth. Formulas delivered via inhalation minimize systemic absorption and adverse effects compared to formulas that must travel through the gastrointestinal tract.

Our current business strategies call for us to develop certain products that now fall under the regulatory authority of the FDA. Our product candidates could be required to undergo costly and time-consuming rigorous nonclinical and clinical testing and we may be required to obtain regulatory approval prior to the sale and marketing of any of our products. The results of this testing or issues that develop in the review and approval by any regulatory agency, including the FDA, may subject us to unanticipated delays or prevent us from marketing any products.

The three areas that we will address with our first generation products—energy, appetite suppression and sleep aids—have traditionally delivered their OTC formulas through the gastrointestinal tract with certain side effects related to the need to digest the formulas (or their expedients) in order to derive the intended effect.

Energy. We believe that the broad consumer energy market in the U.S. remains vibrant and growing. The market includes energy drinks, which remain the fastest growing part of the market. According to research aggregator, Report Buyer, total dollar sales of energy drinks increased 440% from 2002 through 2006. And since then, sales have continued to increase at an annual rate of 12% and they are expected to surpass $12 billion in annual sales by year-end 2015. It should also be noted that the energy drink market does not include coffee, which, of course, contains caffeine, one of the most effective natural energy ingredients.

The trends in consumer acceptance of energy drinks start with 12 ounce soft drinks, moves through 16 ounce specialty drinks, subsequently moves through to the 8 ounce variety, and now squarely focuses on 2 ounce energy “shots.” The success of these products in their respective market peaks had a great deal to do with their ingredients. The 12 ounce soft drinks provided energy with a combination of sugar and, in many cases, caffeine. The 16 ounce specialty drinks also contained, for the most part, sugar and caffeine, but many added other nutritional enhancements, vitamins, particularly vitamin B complexes, dairy, soy and other ingredients. The leading 8 ounce brand introduced a number of amino acids, including taurine, into the mix. It is especially significant to note the recent trends in the 2 ounce energy “shot.” These products were developed and are marketed to specifically address side effects often experienced with the other kinds of drinks, especially the high caloric content, added sugar and the diuretic effects of caffeine and certain other ingredients.

We envision a simple product—a disposable, personal, portable, hand-held vaporizer, capable of delivering 15 to 20 mouthfuls of mist per day for up to one week. The mist would be formulated from a proprietary formula of FDA-exempt herbal remedies and dietary supplements and would produce the feelings of energy and alertness within 30 seconds of use. It would do this without any of the cumulative side effects so often attributed to energy drinks: the calories, the “jitters,” the heartburn, the facial flush and the bothersome diuretic effects. Additionally, given the expected useful life of this product when used according to the labeling, we believe that it would provide a significant value to the consumer on a per-use basis as compared to the costs of energy drinks, energy “shots” and energy bars. We believe that the unique delivery system, “coolness” factor of the device—positive attributes when compared to traditional products—and the price value proposition will allow this product to compete effectively against traditional beverages and energy shots.

Appetite Suppression. About 34% of all Americans are overweight when measured by the Body Mass Index or BMI and the trend is moving up. According to a 2014 report by Marketdata Enterprises, Inc., at any given point in time there are an estimated 72 million dieters in America—with about 70% of this number attempting to lose weight by themselves, i.e. without medical or program supervision. The annual growth for what is defined as the U.S. weight loss market has been 6% and the market is expected to approach $80 billion by year-end 2015. This market includes prescription diet drugs, structured programs like Weight Watchers, meal replacements, OTC diet pills, mail order plans, diet websites and fad diet books.

We have herbal formulas and dietary supplements that can be vaporized, ingested as a mist and suppress the user’s feeling of hunger and/or craving for snacks at times other than traditionally scheduled meal times. Like the energy formulation, the appetite suppression formulation will provide its desired effect in less than 30 seconds after ingestion, providing relatively instant feelings of fullness, effectively suppressing appetite and the urge to imprudently snack. The method of delivery with respect to this product enjoys similar attributes to the energy product in that it delivers its desired effect without certain and specific side effects, including, but not limited to nausea, headaches and dizziness.

Sleep Aids. Sleep has finally emerged from the darkness as a critical American health issue. According to the American Sleep Association, every year approximately 40 million Americans are affected by chronic, long-term sleep disorders. Restless nights followed by sluggish, anxious days have led a growing number of consumers to seek relief and physical and emotional rejuvenation from a diverse and fragmented market of mainstream and alternative products that aid sleep or relaxation. As more Americans become aware that sleep is as important as food or exercise, we believe that consumers will look for traditional and alternative sleep aid products. Packaged Facts, a U.S. research firm, estimates that by 2015 the annual market size of the U.S. OTC sleep aid market will approach $900 million. Once again in this market, we have proprietary formulations of herbal remedies and dietary supplements that can be vaporized, ingested as a mist and enhance the user’s feelings of calm and sleepiness, quieting anxiety and restlessness. As with the other consumer products we have in development, this formulation will have its desired effect less than 30 seconds after ingestion, providing immediate feelings of calm and restfulness, preparing the user for a complete and restful night’s sleep.

Pharmaceutical applications

Every organization has a different motivation for establishing strategic partnerships: large pharmaceutical companies face portfolio gaps, as well as patent expirations, pipeline setbacks, and other challenges and opportunities. Our rights to license an intellectual property portfolio of both drug delivery and drug options provide us with what we believe are unique opportunities to partner with both long-established and entrepreneurial-stage pharmaceutical companies. If we are able to secure these partnerships, we believe that these partnerships will assist us in leveraging our investments and research in technology and enable our strategic partners to utilize our technologies to maximize the value and extend the lives of their proprietary, patented product portfolios.

Legal/medical marijuana applications

Our current research and development and business development activities do not as yet involve the use of our patent-pending vaporizing device technologies with legal and/or medical marijuana. However, given the momentum of marijuana legalization efforts in certain and specific states we appreciate how certain of our device attributes could prove effective and efficient for legal marijuana use. Going forward we would be open to discussing opportunities with organizations with broader and deeper experience and expertise in the vast market created by the quickly emerging, and growing, multibillion dollar industry.

Acquisition opportunities

Given the shifting legal and regulatory landscape in the U.S. relative to the e-cigarette industry, the tobacco industry and the OTC pharmaceutical industry, there may be an opportunity for us to acquire businesses, technologies, formulations and licenses whereby our experience and expertise could leverage these assets and accelerate revenue growth and lead to profitability. We are not a party to any agreement for the acquisition of any entity and our ability to proceed with opportunities we may identify will likely be subject to our ability to raise additional working capital.

Product development and commercialization strategy

Focusing on emerging U.S. growth markets. We focus our product development activities on unmet consumer and distribution supply chain needs in growing markets. Our focus on the e-cigarette market is based on the experience and expertise of our management, and the projections of numerous analysts and market observers. These experts anticipate this market growing at significant multiples over the next decade, leading some to suggest that sales of e-cigarettes and other non-conventional nicotine delivery systems will outpace the sales of conventional, combustible tobacco products in the next five years. Our own research demonstrates existing product technologies are incapable of meeting consumer preferences, pending regulatory scrutiny, and supply chain demands. We intend to partner with an established U.S. e-cigarette company to provide development funding, and/or address markets that may require greater commercialization resources than we are currently able to provide and launch a product expected to be regulated as a tobacco product. We are not, however, a party to any agreements with any third parties as of the date of this report.

Establishing strategic partnerships and relationships. Whenever appropriate with respect to any of our business opportunities, we intend to strategically partner with established consumer companies to provide development funding, and/or address markets that may require greater commercialization resources than we are currently able to provide, and/or provide more specific expertise to maximize the value of our technologies and experience.

Protecting our licensed intellectual property. The experience and expertise of our management encompasses engineering, design and automated manufacturing, allowing us to uniquely oversee all aspects of the manufacturing as well as assembly of our future products. We believe that this will serve to protect our licensed intellectual property and provide a greater economic return to our strategic partners and our stockholders.

Employees

At April 7, 2015 we did not have any employees.

Our history

We were incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc. with the principal business objective of merging with or being acquired by another entity. In March 2010 we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to the provisions of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”). The registration statement was declared effective by the Securities and Exchange Commission in December 2013. We became what is commonly referred to as a “Rule 419 shell” and we had no business or operations. We subsequently sold 1,000,000 shares of our common stock in a Rule 419 offering pursuant to the registration statement resulting in gross proceeds of $20,000. Pursuant to the provisions of Rule 419, the funds were placed in escrow pending identification of an acquisition target and the reconfirmation of the subscriptions by the investors.

On April 11, 2014 we entered into a Share Exchange Agreement and Plan of Reorganization (the “Share Exchange Agreement”) with VapAria Solutions and its shareholders pursuant to which we agreed to acquire 100% of the outstanding capital stock of VapAria Solutions from the shareholders in exchange for certain shares of our capital stock. On July 31, 2014 all conditions precedent to the closing were satisfied, including the reconfirmation by the investors of the prior purchase of 1,000,000 shares of our common stock pursuant to the requirements of Rule 419 of the Securities Act, and the transaction closed. At closing, we issued the VapAria shareholders 36,000,000 shares of our common stock and 500,000 shares of our 10% Series A convertible preferred stock in exchange for the common stock and preferred stock owned by the VapAria shareholders. The VapAria shareholders were either accredited or sophisticated investors who had access to information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act. As a result of the closing of this transaction, VapAria Solutions is now a wholly owned subsidiary of our company and its business and operations represent those of our company. Following the closing of this transaction, in August 2014 we changed the name of our company to “VapAria Corporation.”

Prior to the closing, on July 30, 2014 OICco Aquisition IV issued an aggregate of 5,000,000 shares of our common stock valued at $100,000 to six recipients, including an affiliate of our former sole officer and director, as compensation for past and future services to us. The recipients were either accredited or sophisticated investors who had access to information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

In July 2014, immediately prior to the acquisition of VapAria Solutions, we issued a convertible note in the principal amount of $40,000 to a third party as part of the reverse merger. The note was extended to December 1, 2014 and further extended to December 31, 2015 and bears interest at 10% per annum. The principal amount of the note, together with all accrued but unpaid interest, is convertible into 500,000 shares of our common stock at $0.08 per share. We granted the noteholder demand registration rights over the shares underlying the note.

ITEM 1.A	RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to our Business

We have a history of losses, do not generate any revenues and do not have sufficient working capital to fund our operations and pay our obligations.

We reported a net loss of $71,002 and $50,027 for 2014 and 2013, respectively, and have an accumulated deficit of $121,054 at December 31, 2014. We do not have any revenue generating operations and will need to raise significant capital to pay our operating expenses and satisfy our obligations as they become due, in addition to continuing to implement our business plan. If we are unable to raise the necessary capital, our ability to continue our operations will be in jeopardy.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced losses from operations, which losses have caused an accumulated deficit of $121,054 at December 31, 2014. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We do not have any external sources of capital and our working capital is not sufficient to pay our operating expenses and satisfy our obligations as they become due. There are no assurances that we will be able to raise sufficient capital to implement our business plan in order to permit us to begin generating revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We may have difficulty raising capital, which could deprive us of necessary revenues.

We have not generated any revenues to date and, subject to the availability of sufficient capital, do not expect to launch our first products until 2015. In order to support the initiatives envisioned in our business plan, we will need to raise funds through public or private debt or equity financing, collaborative relationships or other arrangements with well capitalized companies. Our ability to raise additional financing depends on many factors beyond our control, including the state of the capital markets, lack of a public market for our common stock and the development or prospects for development of competitive technology by others. Sufficient additional financing many not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

We have a limited operating history and have not developed or launched any products.

We are a company with a limited operating history. We have not yet completed the development of any new products using our proprietary technology. As a result, we have not generated any revenues. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Certain factors that could, alone or in combination, affect our ability to successfully develop and market our products, include:

•	our ability to build and finance our products at our targeted scale on a cost-effective basis and in the time frame we anticipate;
•	technical challenges developing our commercial production processes or systems that we are unable to overcome;
•	reliance on third-party manufacturers for fabricating and assembling significant our products;
•	our ability to obtain financing;
•	our ability to meet our potential customers’ requirements or specifications;
•	our ability to secure and maintain all necessary regulatory approvals and to comply with applicable laws and regulations for our products;
•	our ability to establish new relationships, or maintain and expand our existing relationships, with strategic partners, including strategic partners that will manufacture our products; and
•	actions of direct and indirect competitors or that may seek to compete with the products that we develop.

We are required to meet certain milestones under the December 2013 Agreement and the failure to meet these milestones could result in a termination of the agreement.

Under the terms of the December 2013 Agreement with Chong Corporation we are required to meet certain development and commercialization milestones, along with provisions that allow us to extend these obligations and milestones. Should we not meet these milestones and opt not to extend or fail to meet the milestones by the extended target date, then Chong Corporation will have the right and option either to terminate the December 2013 Agreement or to reduce our exclusive license to a non-exclusive license. Such termination or reduction of rights would effectively leave our company without the assets to pursue our business strategies and objectives or with limited rights to those assets which could impair future business strategies and objectives.

Our management does not devote their full time to our company and certain of our officers and directors may have conflicts of interest.

We do not have any employees as of the date of this filing. While our executive officers devote such time to us as they deem reasonable and necessary to discharge the business of our company, our officers have professional interests in a variety of activities other than those relevant to us and do not devote their full time and attention to our company. Accordingly, conflicts may arise in the allocation of time between our company and one or more of these activities. In addition, because of the affiliated relationship between our company, our Board, our management and Chong Corporation, it is possible that a conflict of interest may arise in determining the option price under the December 2013 Agreement and resolving other possible provisions of the agreement. While we expect that our Board and management will exercise their fiduciary obligation to our company, there are no assurances any conflicts of interest which may arise will be resolved in our favor.

We will rely exclusively on third parties to formulate and manufacture our products.

We have no experience in the formulation or manufacturing of the products we intend to develop and do not intend to establish our own manufacturing facilities. We will rely on one or more third-party contractors to manufacture our products. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	we may be unable to identify manufacturers on acceptable terms or at all;
•	our third-party manufacturers might be unable to formulate and manufacture our products in the volume and quality required to meet our needs;
•	our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products; and
•	our manufacturers may fail to comply with federal or state regulations.

Each of these risks could delay our product development or result in higher costs or deprive us of potential product revenues.

Certain of our proposed products will be subject to FDA oversight.

Our current business strategies call for us to develop certain products that now fall under the regulatory authority of the FDA. Our product candidates could be required to undergo costly and time-consuming rigorous nonclinical and clinical testing and we may be required to obtain regulatory approval prior to the sale and marketing of any of our products. The results of this testing or issues that develop in the review and approval by any regulatory agency, including the FDA, may subject us to unanticipated delays or prevent us from marketing any proposed products we may develop.

We have no experience selling, marketing or distributing products and have no internal capability to do so.

We currently have no sales, marketing or distribution capabilities. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that our collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our proposed products in the United States or overseas.

We may not be successful in establishing and maintaining strategic partnerships, which could adversely affect our ability to develop and commercialize our proposed products.

We intend to enter into strategic partnerships in the future, including alliances with other e-cigarette or consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future proposed products and programs because our research and development pipeline may be insufficient, our proposed products and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

If we ultimately determine that entering into strategic partnerships is in our best interest but either fail to enter into, are delayed in entering into or fail to maintain such strategic partnerships:

•	the development of certain of our proposed products may be terminated or delayed;
•	our cash expenditures related to development of certain of our proposed products would increase significantly and we may need to seek additional financing;
•	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted;
•	we will bear all of the risk related to the development of any such products; and
•	the competitiveness of any product that is commercialized could be reduced.

To the extent we elect to enter into licensing or collaboration agreements to partner our product candidates, our dependence on such relationships may adversely affect our business.

Our commercialization strategy for certain of our proposed products may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of these product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our collaborators could delay or terminate their agreements, and our proposed products subject to collaborative arrangements may never be successfully commercialized.

Chong Corporation may be unable to protect its intellectual property, which is licensed to us.

We rely on the availability of protection for the proprietary aspects of the Chong Corporation technology and information which we license under the December 2013 Agreement. Our future success depends, in part, on the ability of Chong Corporation to defend and enforce their issued patents and other intellectual property rights, obtain additional patents or other intellectual property protection where warranted, and pursue adequate and meaningful protection of the proprietary aspects of our technology and information. The existing patent applications or any applications filed in the future may not be allowed, and the failure of Chong Corporation to secure these patents may limit their ability to protect the intellectual property rights these applications were intended to cover. Any issued patents may be challenged, invalidated or circumvented to avoid infringement liability. Any of the Chong Corporation patents, issued or pending, may not provide us with any competitive advantage or may be challenged by third parties. The loss of any rights under the December 2013 Agreement would be materially adverse to our company and our ability to continue our business would be in jeopardy.

The technology we license may be found to infringe third-party intellectual property rights.

Third parties may in the future assert claims or initiate litigation related to their patent, copyright, trademark and other intellectual property rights in technology that is important to us. The asserted claims and/or litigation could include claims against us, our licensors or our suppliers alleging infringement of intellectual property rights with respect to our proposed products or components of those products. Regardless of the merit of the claims, they could be time consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. We cannot assure you that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for significant damage awards, which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially adversely affected. If our proposed products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	abandon proposed products;
•	redesign our proposed products or processes to avoid infringement;
•	stop using the subject matter claimed in the patents held by others;
•	pay damages; and
•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

Risk related to our common stock

There is no public market for our common stock. In the event we establish a market for our common stock, it is likely that the market for that common stock will be limited.

There is no public market for our common stock. While we expect during 2015 to seek a market maker to file the appropriate documents with the Financial Industry Regulatory Authority, Inc. (FINRA) to obtain a quotation of our common stock in the over the counter market, the timing and success thereof is presently unknown. Even if we are successful in establishing a public market for our common stock, it is likely that the market will be limited and sporadic and generally at very low volumes until such time, if ever, as we are able to develop a following for our common stock. An active market for our common stock may never develop.

Delaware law contains anti-takeover provisions that could deter takeover attempts that could be beneficial to our stockholders.

Provisions of Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of our company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring us, without our board of directors’ consent, for at least three years from the date they first hold 15% or more of the voting stock.

The conversion of our outstanding 10% Series A convertible preferred stock will be dilutive to our stockholders.

In connection with the acquisition of VapAria Solutions in July 2014, we issued Chong Corporation 500,000 shares of our 10% Series A convertible preferred stock. The designations, rights and preferences of the 10% Series A convertible preferred stock provide, in part, each share of 10% Series A convertible preferred stock is automatically convertible into shares of our common stock on a one for one basis on the fifth anniversary of the date of issuance, or earlier in the event of a change of control of our company. The conversion of the shares of 10% Series A convertible preferred stock in shares of our common stock will be dilutive to our stockholders.

The payment of dividends on the shares of 10% Series A convertible preferred stock is dilutive to our stockholders.

The designations, rights and preferences of our outstanding 10% Series A convertible preferred stock provide that a 10% annual dividend is payable in shares of our common stock at a rate of one share of common stock for each 10 shares of preferred stock. These dividends are payable on December 31 of each year. In April 2015 we issued 50,000 shares of our common stock to Chong Corporation as a dividend payments. The payment of dividends on the shares of 10% Series A convertible preferred stock will be dilutive to our existing stockholders and could adversely impact the market price of our common stock, should a market be developed of which there is no assurance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.	DESCRIPTION OF PROPERTY.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three year lease expiring in December 2016 at an annual rent of $9,000. We have the right to renew the lease for an additional 12 month term at an annual rental of $9,180 upon 60 days notice prior to the expiration of the initial term.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. As of April 7, 2015, there were approximately 54 record owners of our common stock.

Dividend policy

We have never paid cash dividends on our common stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. Even if permitted under Delaware law, we do not have any present intention of declaring or paying dividends on our common stock in the foreseeable future.

Recent sales of unregistered securities

In January 2015 we sold 100,000 shares of our common stock for $100,000 to a non-U.S. Person in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) and Regulation S. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

In January 2015 we also sold 10,000 shares of our common stock for $10,000 to an accredited investor in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2). We did not pay a commission or finder’s fee and are using the proceeds for working capital.

In April 2015 we issued 50,000 shares of our common stock to Chong Corporation as a dividend on our 10% Series A convertible preferred stock. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) thereof.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2014 and 2013 and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview and plan of operations

On July 31, 2014 we closed the acquisition of VapAria Solutions which is now our wholly-owned subsidiary. The transaction was accounted for as a reverse merger and recapitalization of VapAria Solutions whereby VapAria Solutions was considered the acquirer for accounting purposes. As a result, all historical financial information contained in this report is that of VapAria Solutions.

We are a consumer products and wellness company focusing on the research, development, manufacturing and commercialization of novel, in-demand, proprietary products designed to deliver fast-acting, convenient solutions for contemporary lives and lifestyles. Prior to forming VapAria Solutions in 2010, our management had 28 years collective experience in vaporization and e-cigarette technology, having been partners in a joint venture with pioneers in the industry and having had undertaken significant work internationally researching and developing products, shepherding them through the patent process and introducing them into the U.S. wholesale and retail supply chain.

Our goal is to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies and formulations designed to significantly improve on current e-cigarette technology and other consumer products in the marketplace today.

Historically we have relied upon on a loan of $50,000 and our management has worked without compensation. During 2015, our foreseeable cash requirements will include payment of expenses associated with research and development, protection prosecution activities and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. Such expenses could include the establishment of salaries and benefits for the key members of our management and administrative team. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to begin implementing our business plan.

We may seek to raise the necessary capital through future public or private debt or equity offerings of our securities, although we do not have any commitments from any third parties to provide any capital to us. While we believe that the exclusive rights to the proprietary technology on which our business plan is predicated could provide us with a significant competitive advantage if we are able to bring one or more products to market, our company remains in the development stage and we do not have any revenue generating operations. Given the current lack of a public market for our common stock, our status as a development stage company and the difficulties small companies experience in accessing the capital markets, we expect to encounter difficulties in pursuing public or private capital raises. We may also seek to minimize our capital needs by securing partnerships or joint ventures with well capitalized companies in the e-commerce or consumer products industries. Until such time as we are able to raise all or a portion of the necessary capital, our ability to continue to implement our business plan will be in jeopardy.

Going Concern

For 2014 we reported a net loss of $71,002 and net cash used for operating activities of $48,455. At December 31, 2014 we had cash on hand of $497 and an accumulated deficit of $121,054. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not report any revenues for either 2014 or 2013. Our total operating expenses increased 37% for 2014 as compared to 2013. General and administrative expenses, which included amortization and rent, increased 135% for 2014 as compared to 2013. This increase is primarily attributable to amortization expenses related to our intellectual property assets under the December 2013 Agreement. Professional fees, which includes legal, accounting and EDGAR fees, increased 13% for 2014 as compared to 2013. This increase is primarily attributable to additional expenses incurred in connection with the acquisition of VapAria Solutions in July 2014. We expect that our total operating expenses will increase substantially in 2015, both as a result of increased costs associated with our SEC reporting obligations as well as the expected continued implementation of our business plan and the royalty payments we are obligated to make to Chong Corporation, a related party, under the terms of the December 2013 Agreement. We are not able at this time to quantify the amount of the expected increase, however, as there are a number of factors beyond our control, including access to sufficient capital to continue to implement our business plan, which may materially impact our operating expenses in 2015.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2014 we had cash on hand of $497 and a working capital deficit of $170,693 as compared to cash on hand of $2,395 and a working capital deficit of $49,592 at December 31, 2013. Our current assets have declined 96% at December 31, 2014 from December 31, 2013, and our current liabilities have increased 178% for the same comparable period. Included in our current liabilities at December 31, 2014 are $90,000 principal amount notes which mature between June 30, 2015 and December 31, 2015. Our principal sources of operating capital have been loans from related parties totaling $36,544 and the issuance of a convertible note for $40,000 on July 14, 2014.

We do not presently have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. We have $90,000 principal amount notes which are due between June 30, 2015 and December 31, 2015. One of these notes in the principal amount of $40,000 is convertible into 500,000 shares of our common stock. We do not have the funds necessary to repay these obligations. As described earlier in this report, we will need to raise at least $1 million in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net cash provided by operating activities

We used $48,455 of cash in our operating activities during 2014 compared to $41,550 in 2013. The increase in cash used in operating activities was primarily attributable to an increase in non-cash amortization expense and an increase in accounts payable and interest payable, offset by an increase in our net loss.

Net cash used in investing activities

Net cash provided by investing activities of $14,547 for 2014 reflects the repayment of funds loaned to Chong Corporation, a related party, cash received in the reverse merger. Net cash provided by investing activities of $6,490 in 2013 which reflects the loan to Chong Corporation.

Net cash provided by financing activities

Net cash provided by financing activities in 2014 of $32,010 reflects short-term loans as compared to $50,360 in 2013, which represents a short-term loan and proceeds from the sale of our common stock.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our consolidated financial statements for 2014 appearing elsewhere in this report.

Recent accounting pronouncements

During the fiscal year 2014, we elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows our company to remove the inception to date information and all references to development stage.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our consolidated financial statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and our Vice President who serves as our principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, and having no employees at this time our management has concluded that as of December 31, 2014, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. We expect to expand our accounting resources during 2015 in an effort to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Alexander Chong	50	Chairman of the Board of Directors, Chief Executive Officer
William P. Bartkowski	63	President, Chief Operating Officer
Daniel Markes	53	Vice President, Chief Financial Officer, director
Roger Nielsen	67	Vice President, Secretary, director

Alexander Chong. Mr. Chong has served as Chairman of the Board and Chief Executive Officer since July 2014. He has also served as Chairman of the Board and Chief Executive Officer of our subsidiary, VapAria Solutions, since its inception in March 2010. Mr. Chong is an experienced entrepreneur and businessman. Since founding the company in 1993, he has also served as the Chairman of Plexus International, a consulting and training organization with 14 international offices and its principal office located in Minneapolis, Minnesota. Mr. Chong has also served as Chief Executive Officer and a member of the board of directors of Chong Corporation, a Minnesota-based company with investment interests in technology and a variety of Asia-based opportunities since 2007. He has broad experience in international business and manufacturing quality. Mr. Chong also has experience serving on boards of directors of privately-held companies in the role of an independent director, as well as identifying key joint venture partners and negotiating and securing international distribution agreements with large multi-national companies. In connection with the developer of the original e-cigarette, Mr. Chong oversaw U.S. patent filings and developed the first disposable e-cigarette offered for distribution and sale in the U.S. Mr. Chong received a B.S. in Chemistry from Boston University.

William P. Bartkowski. Mr. Bartkowski has served as an executive officer of our company since July 2014. He has also served as President and Chief Operating Officer of our subsidiary, VapAria Solutions, since its inception in March 2010. Mr. Bartkowski has had a three decade career in banking, consulting and marketing. Since 2008 Mr. Bartkowski has been engaged as a business consultant. From 1988 to 1995 he was an executive officer of Metropolitan Financial Corp., a NYSE listed company and from 1996 to 2004 Mr. Bartkowski was a partner in Neuger, Henry, Bartkowski, a public relations firm. He has been involved with the electronic cigarette business since late 2006. In that capacity he has organized, directed and optimized marketing, consumer focus group testing, market analysis and sales testing and he has negotiated and finalized plans and agreements with major U.S. distributors and retailers with respect to electronic cigarettes. Mr. Bartkowski has also been involved extensively in U.S. and international regulatory and legal issues affecting electronic cigarettes and tobacco issues. He previously provided investor relations and capital markets advisory services, including capital formation and M&A counsel for more than a dozen public companies. Mr. Bartkowski currently serves on the board of directors and is an officer of the Smoke Free Alternatives Trade Association (SFATA), a leading international advocacy group for keeping e-cigarettes innovative, accessible and unencumbered by burdensome laws and regulations. Mr. Bartkowski received a B.A. in English from the University of Mary, an M.A. in English from North Dakota State University and a PhD in Adult Education from Columbia Pacific University.

Daniel Markes. Mr. Markes has served as an executive officer and member of the board of directors of our company since July 2014. He has also served as Vice President, Chief Financial Officer and a member of the board of directors of our subsidiary, VapAria Solutions, since its inception in March 2010. Mr. Markes is an experienced businessman and financial executive and his background includes having served in various capacities as controller, human resources director, business development specialist and member of the board of directors of a number of organizations throughout his professional career. Since 1997 Mr. Markes has been Director, Human Resources, Finance and Administration with Minneapolis-based Plexus Corporation founded by Mr. Chong. He also is an officer of Chong Corporation, serving as its Treasurer/Chief Financial Officer, as well as serving as an officer of 5550 Nicollet LLC, an entity affiliated with Mr. Chong. Mr. Markes received a BBA degree from Brock University.

Roger Nielsen. Mr. Nielsen has served as an executive officer of our company since July 2014 and a member of our board of directors since April 2015. He has also served as Vice President of our subsidiary, VapAria Solutions, since its inception in March 2010. Mr. Nielsen is an experienced businessman with broad and lengthy experience in international commerce and world-wide distribution. Mr. Nielsen is a member of the Board of Directors and Director, Procurement and Facilities, with Minneapolis-based Plexus Corporation founded by Mr. Chong, serving as an officer and director of that company since 1993. Mr. Nielsen and Mr. Chong have worked closely together for over 25 years in various international businesses. He has established global distribution centers throughout Asia Pacific, negotiated and closed distribution agreements with major international manufacturers for export and directed and managed international logistics for a number of global distribution networks. Mr. Nielsen studied Business Administration at Dana College.

There are no family relationships between any of the executive officers and directors.

Board of Directors

Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the stockholders.

Director qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that our board of directors to conclude that the individual should be serving as a director of our company.

Alexander Chong – Mr. Chong’s role as a founder of VapAria Solutions and his significant professional experience in our business sector were factors considered by the Board.

Daniel Markes – Mr. Markes’ experience as a businessman and a financial executive were factors considered by the Board.

Roger Nielsen – Mr. Nielsen’s experience in international commerce and world-wide distribution activities were factors considered by the Board.

In addition to the each of the individual skills and backgrounds described above, the Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Board leadership structure and board’s role in risk oversight

The board of directors is comprised of members of our management and we do not have any independent directors. Mr. Chong, our Chief Executive Officer, also serves as Chairman of the Board. Given the early stage of our company, our Board believes the current leadership structure is appropriate for our company. As our company grows, we expect to expand our board of directors through the appointment of independent directors.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face and have responsibility for the oversight of risk management in their dual roles as directors.

Committees of the board of directors; stockholder nominations; audit committee financial expert

We have not established any committees comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing similar functions. The functions of those committees are being undertaken by our board of directors as a whole.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. Given the early stage of our business, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

•	understands generally accepted accounting principles and financial statements;
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;
•	understands internal controls over financial reporting; and
•	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

Code of Ethics and Conduct

We have adopted a Code of Ethics and Conduct which applies to our board of directors, our executive officers and our employees. The Code of Ethics and Conduct outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•	conflicts of interest;

•	corporate opportunities;

•	public disclosure reporting;
•	confidentiality;
•	protection of company assets;
•	health and safety;
•	conflicts of interest; and
•	compliance with applicable laws.

A copy of our Code of Ethics and Conduct is available without charge, to any person desiring a copy, by written request to us at our principal offices at 5550 Nicollet Avenue, Minneapolis, MN 55419.

Director compensation

Our directors do not receive compensation for their services as directors.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12(g) or Section 12(b) of the Exchange Act and, accordingly, our officers, directors and 10% or greater stockholders are not subject to compliance with Rule 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•	our principal executive officer or other individual serving in a similar capacity,

•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Alexander Chong,	2014	0	0	0	0	0	0	0	0
Chief Executive Officer (1)	2013	0	0	0	0	0	0	0	0

Miguel Dotres (2)	2014	0	0	0	0	0	0	30,400	30,400
	2013	0	0	0	0	0	0	0	0

(1)     Mr. Chong has served as our Chief Executive Officer since July 2014. Amounts reflected as compensation to him for 2014 and 2013 include amounts paid by our subsidiary VapAria Solutions.

(2)     Mr. Dotres served as our President and principal executive officer until July 2014. All other compensation includes the value of 1,520,000 shares of our common stock issued to an affiliate of Mr. Dotres as compensation for past services to us.

How the executive’s compensation is determined

Mr. Dotres, who served as our President until July 2014, did not receive any compensation for his services to us.

Mr. Chong, who as served as our President since July 2014, does not presently receive compensation for his services to us.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2014:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Alexander Chong	—	—	—	—	—	—	—	—	—

Miguel Dotres	—	—	—	—	—	—	—	—	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 7, 2015, we had 50,160,000 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our Class A common stock as of April 7, 2015 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 5550 Nicollet Avenue, Minneapolis, MN 55419. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Common Stock
Name and Address of Beneficial Owner	Shares	%
Alexander Chong (1)	23,950,000	47.7%
William P. Bartkowski	0	—
Daniel Markes (2)	3,200,000	6.4%
Roger Nielsen	2,200,000	4.4%
All officers and directors as a group (four persons) (1)(2)	29,350,000	58.5%

(1) Includes 23,400,000 shares of our common stock held of record by Alexander Chong Chinhak LLC and 500,000 shares of our common stock issuable upon the conversion of 500,000 shares of our 10% Series A convertible preferred stock held of record by Chong Corporation. Mr. Chong has voting and dispositive control over the shares held of record by both of these entities.

(2) Includes 1,000,000 shares of our common stock owned by Paula Markes, his spouse.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans not approved by our stockholders:	0	—	—
Plans approved by stockholders:
2014 Equity Compensation Plan	0	n/a	10,000,000

2014 Equity Compensation Plan

On August 19, 2014, our board of directors adopted our 2014 Equity Compensation Plan (the “2014 Plan”) initially covering 10,000,000 shares of common stock. On August 19, 2014 the holders of a majority of our issued and outstanding common stock approved the adoption of the 2014 Plan. The 2014 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 100,000 shares of common stock. The purpose of the 2014 Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. The 2014 Plan is administered by our board of directors. Plan options may either be:

•	incentive stock options (ISOs),
•	non-qualified options (NSOs),
•	awards of our common stock, or
•	rights to make direct purchases of our common stock which may be subject to certain restrictions.

Any option granted under the 2014 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. In the event of any stock split of our outstanding common stock, the board of directors in its discretion may elect to maintain the stated amount of shares reserved under the plan without giving effect to such stock split. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As described earlier in this report under Item 1. Description of Business – Exclusive License and Option to License Agreement, VapAria Solutions is a party to the December 2013 Agreement with Chong Corporation, a related party. VapAria Solutions issued 500,000 shares of its Series A convertible preferred stock as consideration under the terms of this agreement. Those shares were exchanged for an identical series of our preferred stock in connection with the reverse merger with VapAria Solutions which closed in July 2014. While we will be obligated to pay this related party certain amounts under the terms of the December 2013 Agreement in the future based upon the terms of the agreement, we did not make any payments in 2013 or 2014.

As described earlier in this report under Item 2. Description of Property, we lease our principal executive offices from an affiliate of Mr. Chong.

Prior to the acquisition of VapAria Solutions, it lent Chong Corporation, a related party, $6,490. The sum was repaid subsequent to the closing in July 2014.

During 2014 Chong Corporation loaned us $36,544 for working capital, which such amount remained outstanding at December 31, 2014. During 2015 we have repaid $10,000 of this advance. The loan is unsecured, non-interest bearing and is due on demand.

Director independence

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for 2014 and 2013.

	2014	2013

Audit Fees	$12,000	$5,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$12,000	$5,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2014 were pre-approved by the entire board of directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)      Financial statements.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated balance sheets at December 31, 2014 and 2013
•	Consolidated statements of expenses for the years ended December 31, 2014 and 2013
•	Consolidated statements cash flows for the years ended December 31, 2014 and 2013
•	Consolidated statement of changes in stockholders’ equity (deficit) at December 31, 2014 and 2013
•	Notes to consolidated financial statements

(b)           Exhibits.

2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders (incorporated by reference to Exhibit 2a to the Current Report on Form S-8 as filed on April 11, 2014.)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-1, SEC File No. 333-165760, as filed on March 29, 2010, as amended (the “S-1”)).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(c) to Post-Effective Amendment No. 4 to the S-1).
3.3	Certificate of Amendment o the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K as filed on August 21, 2014).
3.4	Bylaws (incorporated by reference to Exhibit 3(b) to the S-1).
10.1	Promissory Note in the principal amount of $50,000 from VapAria Corporation to Donald J. Bores (incorporated by reference to Exhibit 10(c) to the Post-Effective Amendment No. 2 to the S-1).
10.2	Exclusive License and Option to License Agreement dated 31, 2013 by and between Chong Corporation and VapAria Corporation (incorporated by reference to Exhibit 10(b) to Post-Effective Amendment No. 1 to the S-1)
10.3	Intellectual Property Assignment Agreement dated August 1, 2010 between Alexander C. Chong, William P. Bartkowski and Chong Corporation (incorporated by reference to Exhibit 10(d) to Post-Effective Amendment No. 2 to the S-1).
10.4	2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K as filed on August 21, 2014).
10.5	Agreement to extend due date of promissory note to Donald J. Bores *
10.6	Convertible note dated July 14, 2014 in the principal amount of $40,000 together with Addendum dated September 1, 2014 and Addendum dated December 1, 2014 *
10.7	Commercial Lease dated December 15, 2013 by and between 5550 Nicollet, LLC and VapAria Corporation *
14.1	Code Conduct and Ethics*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

*            filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VapAria Corporation
April 14, 2015	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Alexander Chong his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) and supplements to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Alexander Chong Alexander Chong	Chief Executive Officer, Chairman of the Board of Directors, principal executive officer	April 14, 2015

/s/ William P. Bartkowski William P. Bartkowski	President, Chief Operating Officer	April 14, 2015

/s/ Daniel Markes Daniel Markes	Vice President, Chief Financial Officer, director	April 14, 2015

/s/ Roger Nielsen Roger Nielsen	Vice President, secretary, director	April 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

VapAria Corporation

Minneapolis, MN

We have audited the accompanying consolidated balance sheets of VapAria Corporation ( collectively, "the Company") and its subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VapAria Corporation as of December 31, 2014 and 2013 and the related results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 14, 2015

VapAria Corporation
Consolidated Balance Sheets

	December 31
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$497	$2,395
Prepaid expenses	—	3,000
Loan to related party	—	6,490
Total Current Assets	497	11,885
Intellectual property, net	184,845	196,401

TOTAL ASSETS	$185,342	$208,286

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$36,436	$9,121
Interest payable	8,210	2,356
Note payable	90,000	50,000
Loan from related party	36,544	—
Total Current Liabilities	171,190	61,477

TOTAL LIABILITIES	171,190	61,477

STOCKHOLDERS' EQUITY
Preferred Stock: $0.0001 par value; 1,000,000 shares
authorized; 500,000 shares issued and outstanding
at December 31, 2014 and December 31, 2013, respectively	50	50
Common Stock: $0.0001 par value; 100,000,000 shares authorized;
50,000,000 and 36,000,000 shares issued and outstanding
at December 31, 2014 and December 31, 2013, respectively	5,000	3,600
Additional paid-in capital	130,156	193,211
Accumulated deficit	(121,054)	(50,052)

TOTAL STOCKHOLDERS' EQUITY	14,152	146,809

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$185,342	$208,286

See accompanying notes to financial statements

VapAria Corporation
Consolidated Statement of Expenses

	Year ended December 31
	2014	2013
Operating Expenses
General and Administrative	$21,514	$9,171
Professional Fees	43,634	38,500
Total Operating Expenses	65,148	47,671
Other Income/(Expense)	(5,854)	(2,356)
Total Other Income/(Expense)	(5,854)	(2,356)
Net Loss	$(71,002)	$(50,027)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	41,868,493	36,000,000

See accompanying notes to financial statements

VapAria Corporation
Consolidated Statement of Changes in Stockholders' Equity
For the years ended December 31, 2014 and December 31, 2013

	Series A Convertible
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2012	—	$—	—	$—	$100	$(25)	$75

Common stock issued	—	—	36,000,000	3,600	(3,240)	—	360

Preferred stock issued	500,000	50	—	—	196,351	—	196,401

Net Loss	—	—	—	—	—	(50,027)	(50,027)

Balance, December 31, 2013	500,000	$50	36,000,000	$3,600	$193,211	$(50,052)	$146,809

Reverse Merger Adjustment	—	—	14,000,000	1,400	(63,055)	—	(61,655)

Net Loss	—	—	—	—	—	(71,002)	(71,002)

Balance, December 31, 2014	500,000	$50	50,000,000	$5,000	$130,156	$(121,054)	$14,152

See accompanying notes to financial statements

VapAria Corporation
Consolidated Statement of Cash Flows

	Year ended December 31
	2014	2013

Cash flows from operating activities
Net loss	$(71,002)	$(50,027)
Adjustments to reconcile net loss to net cash used in operations:

Amortization Expense	11,556	—
(Increase) decrease in operating assets and liabilities:
Prepaid Expenses	3,000	(3,000)
Accounts Payable	2,137	9,121
Interest Payable	5,854	2,356
Net cash used by operating activities	(48,455)	(41,550)

Investing Activities
Principal proceeds from repayment of loan to related party	6,490	—
Loan to related party	—	(6,490)
Cash receipt from reverse merger	8,057	—
Net Cash provided by (used in) investing activities	14,547	(6,490)

Cash flows from financing activities
Borrowing on debt with related party	32,010	—
Note Payable	—	50,000
Common stock for cash	—	360
Net Cash provided by financing activities	32,010	50,360

Net change in cash	(1,898)	2,320
Cash, beginning of period	2,395	75
Cash, end of period	$497	$2,395

Non cash investing and financing activities
Reverse merger adjustments	$61,655	$—
Related Party loan borrowed for accounts payable	$4,534	$—
Preferred stock issued for intellectual property license	$—	$196,401

Supplementary Information
Interest	$—	$2,356
Income Taxes	$—	$—

See accompanying notes to financial statements

VapAria Corporation

December  31, 2014

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

VapAria Corporation (the Company) was incorporated under the laws of the State of Delaware on December 21, 2009.

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

The Company has limited operations and, as of December 31, 2014, had no employees.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2014 have been made.

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

Reclassification - Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions between subsidiaries have been eliminated

Cash -- For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

Earnings per Share Information -- FASB ASC 260 “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. A change in the number of shares outstanding due the 2014 Agreement and used for calculating earnings per share is the material factor in the difference from year end 2013 to 2014

Income Tax – – Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

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

Long Lived Assets – Assessing long-lived assets for impairment will require us to make assumptions and judgments regarding the carrying value of these assets. We will evaluate long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The assets will be considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

• Loss of legal ownership, title or license to the assets;

• A significant, adverse change in the legal factors or in the business climate that could affect the value of a long-lived assets, including an adverse action or assessment by a regulator; or

• The impact of significant negative industry or economic trends.

If we believe our assets to be impaired, the impairment we will recognize will be the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write down will be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the useful lives of the assets. If a change were to occur in any of the above-mentioned factors or estimates, our reported results could materially change. There was no impairment at December 31, 2014 and December 31, 2013.

Intangible Assets - Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish the cost basis, except when neither of the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets.

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

Recent Accounting Pronouncements – During the fiscal year 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

NOTE 4 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we reported no activity the first two years and have experienced operating losses in 2014 and 2013 . Under ACS 740 “Income Taxes”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The component of the Company’s deferred tax asset as of December 31, 2014 and 2013 are as follows:

The Component of the Company’s deferred tax asset as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Net opening loss carry forward	$121,054	$50,052
Valuation allowance	(121,054)	(50,052)
Net deferred asset	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follow:

	December 31, 2014	December 31, 2013
Net opening loss carry forward	$42,369	$17,518
Valuation allowance	(42,369)	(17,518)
Net deferred asset	$—	$—

The company did not pay any income taxes during the years ended December 31, 2014 or 2013.

The net federal operating loss carry forward will expire between December 31, 2033 and December 31, 2034. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 5 – STOCKHOLDER’S EQUITY

The Company issued 500,000 shares at a stated value of $1.00/share in exchange for an exclusive License Agreement on December 31, 2013. Under the terms of the Preferred the Company pays the holder a 10% annual dividend in common stock and the Preferred becomes convertible to common stock five years from issuance at a conversion rate of one share of the Company’s common stock for each share of the Preferred.

The License Agreement is with an affiliate of the Company, Chong Corporation, and it provides an exclusive license with industry standard royalty provisions for Chong’s intellectual property portfolio consisting of Lobelia Patent 8,287,922 - Issued October 16, 2012- A method for lobelia delivery is provided comprising: providing a lobelia solution suitable for vaporization in a compact handheld device; providing the compact handheld device; vaporizing the lobelia solution at a low temperature upon activation by a user such that an effective serving of lobelia is provided to the user; Device Patent Application 20130199528 - A control system for a hand-held vapor delivery device, comprising: a circuit configured to provide a precise amount of power from a power source to heat a heating element to a minimum required temperature to completely vaporize a predetermined volume of a liquid, and control a precise duration of time to supply the precise amount of power to completely vaporize the predetermined volume of liquid at the required temperature. The application also utilizes alkaline battery chemistry and an enclosed cartridge that eliminates leaking and restricts adulteration; Tobacco Formula Patent Application 20130213417 - A tobacco solution prepared by a process and ingredients enabling vaporization at low temperature; and, Vaporized Medicants and Methods of Use Patent Application 20130072577 – Medicant solutions, i.e. suitable for vaporization at a low temperature. Medicants or active ingredients that are covered by the application include energy boosters, analgesics, sleep aids, motion sickness remedies and erectile dysfunction remedies. In addition to providing the license, the Agreement also obligates the Company to continue to fund and manage the patent process on behalf of the current portfolio.

GAAP requires that intellectual property be carried on the balance sheet at the historical carrying basis of the portfolio’s patent development. That historical carrying basis, incurred at the affiliate, Chong Corporation, and controlled by the Company’s Chairman and CEO, Alexander Chong, who also was deemed a controlling Company shareholder at the time of the License Agreement was determined to be $196,401- the amount reflected on the Company’s balance sheet for the period ending December 31, 2013.

The Company amortized $11,556 and $0, during December 31, 2014 and 2013, respectively in accordance with its policy to do on a straight-line basis over periods of benefit of 17 years

During the year 2013, the Company issued 36,000,000 common shares for cash of $360

On July 31, 2014, OICco Acquisition IV, Inc. issued the VapAria Shareholders 36,000,000 shares of OICco common stock and 500,000 shares of our 10% Series A Convertible Preferred Stock in exchange for the common stock and preferred stock owned by the VapAria Shareholders. On July 31, 2014, the Company had 14,000,000 common shares outstanding immediately prior to the merger and net liabilities of$61,655.

As a result of the closing of this transaction, VapAria is now a wholly owned subsidiary of our company and its business and operations represent those of our company.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of OICco Acquisition IV, Inc., with VapAria considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 36,000,000 common shares and 500,000 Series A Convertible Preferred Stock issued to the shareholders of VapAria in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical financial statements include the operations of the accounting acquirer for all periods presented and net assets of $61,655 was recorded as reverse merger adjustment.

Preferred Stock -- Under the terms of the Preferred the Company pays the holder a 10% annual dividend in common stock and the Preferred becomes convertible to common stock five years from issuance at a conversion rate of one share of the Company’s common stock for each share of the Preferred. Also the preferred stock is not redeemable at the holder’s option, has no voting rights and is callable by the Company.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2013, the Company was owed $6,490 from an entity related to the Company through common ownership. The Company was repaid this amount as anticipated during 2014.

During 2014, a related party loaned the Company $36,544 which includes $32,010 of cash and $4,534 was paid out for operating expense.

In summary as of December 31, 2014 and December 31, 2013, the Company owed $36,544 and $0, respectively, to a related party. The amount is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three year lease expiring in December 2016 at an annual rent of $9,000. We have the right to renew the lease for an additional 12 month term at an annual rental of $9,180 upon 60 days notice prior to the expiration of the initial term.

NOTE 7 – NOTE PAYABLE

As of December 31, 2014, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note, all principal and accrued interest, is due and payable June 30, 2015.

NOTE 8 – CONVERTIBLE NOTE

The company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the merger. The note matures on December 31, 2015 and bears interest at 10% per annum. The note is convertible effect immediately from the date hereof and until the Note is paid in full regardless of the occurrence of an Event of Default into shares of our common stock at $0.08 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended to December 1, 2014. On December 1, 2014, the Company extended the note again to December 31, 2015. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification would not be substantial and the transaction would not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. The Company also determined that the fair value of the new debt is the same as the fair value of the old debt. Thus no gain or loss was recognized upon the extinguishment.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Relating to the December 2013 Agreement with Chong Corporation, beginning in the calendar year in which the first licensed products or licensed services takes place, but not sooner than January 1, 2015, the Company is required to pay to Chong Corporation, a related entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The December 2013 agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the year ended December 31, 2014, the amount of reimbursable costs was $37,175. We did not record the cost or liability to Chong Corporation at December 31, 2014. In April 2015 Chong Corporation agreed to waive all reimbursements through December 31, 2014.

NOTE 10 – SUBSEQUENT EVENTS

In January 2015 we sold 100,000 shares of our common stock for $100,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder's fee and are using the proceeds for working capital.

In January 2015 we also sold 10,000 shares of our common stock for $10,000 to an investor in a private transaction. We did not pay a commission or finder's fee and are using the proceeds for working capital.

In February 2015 we repaid $10,000 of the loan from Chong Corporation, a related entity, leaving a balance of $26,544.

In April 2015 we declared and issued 50,000 shares of our common stock to Chong Corporation as a dividend on our 10% Series A convertible preferred stock.

