Form 10-Q
period 2015-03-31
VapAria Corp
filed 2015-05-06
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2015

or

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

(612) 812-2037 (Registrant's telephone number, including area code)

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 50,160,000 shares of common stock are issued and outstanding as of May 5, 2015 .

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, Part 1. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation formerly known as OICco Acquisition IV, Inc., and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation. In addition, “first quarter 2015” refers to the three months ended March 31, 2015, “first quarter 2014” refers to the three months ended March 31, 2014 and “2015” refers to the year ending December 31, 2015.

Unless specifically set forth to the contrary, the information which appears on our web site at www.vaparia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

VapAria Corporation
Consolidated Balance Sheets

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$36,018	$497
Prepaid expenses	7,398	—
Total Current Assets	43,416	497
Intellectual property, net	181,956	184,845
TOTAL ASSETS	$225,372	$185,342
LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$14,205	$36,436
Interest payable	10,183	8,210
Notes payable	50,000	50,000
Convertible notes payable	40,000	40,000
Loan from related party	26,544	36,544
Total Current Liabilities	140,932	171,190
TOTAL LIABILITIES	140,932	171,190
STOCKHOLDERS' EQUITY
Preferred Stock: $0.0001 par value; 1,000,000 shares
authorized; 500,000 shares issued and outstanding
at March 31, 2015 and December 31, 2014 respectively.	50	50
Common Stock: $0.0001 par value; 100,000,000 shares authorized;
50,110,000 and 50,000,000 shares issued and outstanding
at March 31, 2015 and December 31, 2014 respectively.	5,011	5,000
Additional paid-in capital	240,145	130,156
Accumulated deficit	(160,766)	(121,054)
TOTAL STOCKHOLDERS' EQUITY	84,440	14,152
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$225,372	$185,342

See accompanying notes to unaudited financial statements

VapAria Corporation
Consolidated Statement of Expenses
(Unaudited)

	Three Months Ended Mar 31

	2015	2014
Operating Expenses
General and Administrative	$5,187	$5,139
Research and Development	25,000	—
Professional Fees	7,103	425
Total Operating Expenses	37,290	5,564

Other Income (Expense)
Other Income (Expense)	(2,422)	(986)
Total Other Income (Expense)	(2,422)	(986)

Net Loss	$(39,712)	$(6,550)

Basic and diluted loss per common share	(0.00)	(0.00)
Basic and diluted weighted average shares outstanding	50,094,556	36,000,000

See accompanying notes to unaudited financial statements

VapAria Corporation
Consolidated Statement of Changes in Stockholders' Equity
For the three months ended March 31, 2015
(Unaudited)

	Series A
	Preferred Stock		Common Stock
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	500,000	50	50,000,000	5,000	130,156	(121,054)	$14,152

Common Stock Issued for Cash			110,000	11	109,989		110,000

Net Loss						(39,712)	(39,712)

Balance, March 31, 2015	500,000	50	50,110,000	5,011	240,145	(160,766)	$84,440

See accompanying notes to unaudited financial statements

VapAria Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31

	2015	2014
Cash flows from operating activities
Net loss	$(39,712)	$(6,550)
Adjustments to reconcile net loss to net cash provided by operations:
Amortization Expense	2,889	2,889
(Increase) decrease in operation assets and liabilities:
Prepaid Expenses	(7,398)	(3,000)
Accounts Payable	(22,231)	1,054
Interest Payable	1,973	986
Net cash used by operating activities	(64,479)	(4,621)

Investing Activities
Principal proceeds from repayment of loan to related party	—	6,490
Net Cash provided by investing activities	—	6,490

Cash flows from financing activities
Proceeds from Issuance of common stock	110,000	—
Borrowing on debt with related party	—	5,510
Principal repayment of loan from related party	(10,000)	—

Net Cash provided by financing activities	100,000	5,510

Net change in cash	35,521	7,379
Cash, beginning of period	497	2,395
Cash, end of period	$36,018	$9,774

Supplementary Information
Interest	$—	$—
Income Taxes	$—	$—

See accompanying notes to unaudited financial statements

VapAria Corporation

Notes to Consolidated Unaudited Financial Statements

March 31, 2015

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

The Company has limited operations and, as of March 31, 2015, had no employees.

The Company has a fiscal year end of December 31.

Basis of presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2015 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements. The results of the operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has limited cash and no source of revenue sufficient to cover its operations costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital.

NOTE 3 – STOCKHOLDER’S EQUITY

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

On March 31, 2015, the Company had 50,110,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

In February 2015 we repaid $10,000 of the loan from Chong Corporation, a related entity. The balance outstanding at March 31, 2015 is $26,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three year lease expiring in December 2016 at an annual rent of $9,000. We have the right to renew the lease for an additional 12 month term at an annual rental of $9,180 upon 60 days notice prior to the expiration of the initial term. We paid $2,250 in rent during this three month period in both 2015 and 2014. As of March 31, 2015, $9,750 is due to 5550 Nicollet LLC.

NOTE 5 – NOTE PAYABLE

As of March 31, 2015, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note, all principal and accrued interest, is due and payable June 30, 2015.

NOTE 6 – CONVERTIBLE NOTE

The company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the merger. The note matures on December 31, 2015 and bears interest at 10% per annum. The note is convertible into shares of our common stock at $0.08 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended to December 1, 2014. On December 1, 2014, the Company extended the note again to December 31, 2015 The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 7 – COMMITMENT AND CONTINGENCIES

Relating to the December 2013 Agreement with Chong Corporation, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015, the Company is required to pay to Chong Corporation, a related entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The December 31, 2013 agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the three months ended March 31, 2015, the amount of reimbursable costs was $9,575. We did not record the cost or liability to Chong Corporation at March 31, 2015. In April 2015 Chong Corporation agreed to waive all reimbursements through March 31, 2015.

NOTE 8 – SUBSEQUENT EVENTS

In April 2015 we declared and issued 50,000 shares of our common stock to Chong Corporation as a dividend on our 10% Series A convertible preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three month periods ended March 31, 2015 and 2014 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forwardlooking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forwardlooking statements as a result of a number of factors, including those set forth under "Cautionary Statements Regarding Forward-Looking Information" appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forwardlooking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forwardlooking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Historically we have relied upon on a loan of $50,000 and our management has worked without compensation. During the first quarter of 2015 we raised $110,000 from the sale of our securities in private transactions. For 2015, our foreseeable cash requirements will include payment of expenses associated with research and development, protection prosecution activities and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. Such expenses could include the establishment of salaries and benefits for the key members of our management and administrative team. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to begin implementing our business plan.

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

Going Concern

We incurred net losses of $39,712 for the first quarter ended March 31, 2015. The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 contained an explanatory paragraph regarding our ability to continue as a going concern based on our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate consistent revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations for either of the first quarters of 2015 or 2014. Our total operating expenses increased 570% for the first quarter of 2015 from the comparable period in 2014 which is primarily attributable to the addition of research and development expenses. General and administrative expenses, which include amortization and rent, increased 1% in the first quarter of 2015 from the comparable period in 2014. Professional fees which include legal, accounting, and web design services in 2015 increased 1,571% compared to the same period in 2014. The increase is directly attributable to the additional legal service and web design costs in 2015 over the first quarter of 2014.

We expect that our operating expenses will increase as we continue to develop our business and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in general overhead, salaries for personnel and technical resources, as well as increased costs associated with our SEC reporting obligations and the royalty payments we are obligated to make to Chong Corporation, a related party, under the terms of the license agreement with that entity. However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2015 we had $36,018 in cash and cash equivalents and a working capital deficit of $97,516, as compared to cash and cash equivalents of $497 and a working capital deficit of $170,693 at December 31, 2014. Our current assets increased 8,636% and our current liabilities declined 18% at March 31, 2015 from December 31, 2014. Our principal source of operating capital has come from the sale of our common stock during the first quarter of 2015 which contributed $100,000 for use in operations and a reduction in $10,000 due a related party.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. We have $90,000 principal amount notes which are due between June 30, 2015 and December 31, 2015. One of these notes in the principal amount of $40,000 is convertible into 500,000 shares of our common stock. We do not have the funds necessary to repay these obligations. As described earlier in this report, we will need to raise at least $1,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $64,479 of cash in our operating activities during the first three months of 2015 compared to $4,621 used by our operating activities for the first three months of 2014. The increase in cash used in operating activities was primarily attributable to an increase in net loss (after adjusting for noncash expenses), partially offset by an increase in accounts payable and prepaid expenses.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in the first three months of 2015 compared to net cash provided by investing activities in the first three months of 2014 of $6,490 which reflects repayment from Chong Corporation of a prior period loan from the Company.

Net Cash Provided by Financing Activities

Net cash provided by financing consisted of $110,000 in proceeds from the sale of our common stock which was partially offset by the repayment of $10,000 to Chong Corporation, a related entity on the prior period loan during the first quarter of 2015 as compared to no raise of capital and the borrowing of $5,510 from Chong Corporation, a related party in the comparable period of 2014.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2014 as contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent accounting pronouncements

During 2014, we elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allowed our company to remove the inception to date information and all references to development stage. Additional recent accounting standards that have been issued or proposed by the FASB or other standardssetting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Off balance sheet arrangements

As of the date of this report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “offbalance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rules 13a15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the costbenefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of continuing material weakness in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the year ended December 31, 2014 These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

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

PART II OTHER INFORMATION

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

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None except as previously reported.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VapAria Corporation

May 6, 2015	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

May 6, 2015	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

