Form 10-Q
period 2015-06-30
VapAria Corp
filed 2015-08-13
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission file number: 000-55470

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 50,160,000 shares of common stock are issued and outstanding as of August 12, 2015.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation formerly known as OICco Acquisition IV, Inc., and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation ("VapAria Solutions"). In addition, “second quarter 2015” refers to the three months ended June 30, 2015, “second quarter 2014” refers to the three months ended June 30, 2014 and “2015” refers to the year ending December 31, 2015.

Unless specifically set forth to the contrary, the information which appears on our web site at www.vaparia.com is not part of this report.

3

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

VapAria Corporation Consolidated Balance Sheet	5

VapAria Corporation Consolidated Statement of Expenses (Unaudited)	6

VapAria Corporation Consolidated Statement of Changes in Stockholder’s Equity (Unaudited)	7

VapAria Corporation Statement of Cash Flows (Unaudited)	8

VapAria Corporation Notes to the Unaudited Consolidated Financial Statements	9

VapAria Corporation
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	12,894	497
Prepaid expenses	3,524	—
Total Current Assets	16,418	497
Intellectual property, net	179,067	184,845
TOTAL ASSETS	195,485	185,342
LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable	28,054	36,436
Interest payable	12,177	8,210
Notes payable	50,000	50,000
Convertible note payable	40,000	40,000
Loan from related party	49,544	36,544
Total Current Liabilities	179,775	171,190
TOTAL LIABILITIES	179,775	171,190
STOCKHOLDERS' EQUITY
Preferred Stock: $0.0001 par value; 1,000,000 shares authorized; 500,000 shares issued and outstanding at June 30, 2015 and December 31, 2014 respectively.	50	50
Common Stock: $0.0001 par value; 100,000,000 shares authorized; 50,160,000 and 50,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014 respectively.	5,016	5,000
Additional paid-in capital	319,490	130,156
Accumulated deficit	(308,846)	(121,054)
TOTAL STOCKHOLDERS' EQUITY	15,710	14,152
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	195,485	185,342

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation
Consolidated Statement of Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Expenses
General and Administrative	34,490	5,603	39,677	10,742
Research and Development	2,115	—	27,115	—
Professional Fees	59,481	16,000	66,584	16,425
Total Operating Expenses	96,086	21,603	133,376	27,167

Other (Expense)
Other (Expense)	(1,994)	(997)	(4,416)	(1,984)
Total Other (Expense)	(1,994)	(997)	(4,416)	(1,984)

Net Loss	98,080	22,600	137,792	29,151

Stock dividend	50,000		50,000

Net Loss available to common stockholders	148,080	—	187,792	—

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average shares outstanding	50,155,604	36,000,000	50,125,249	36,000,000

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation
Consolidated Statement of Changes in Stockholders' Equity
For the six months ended June 30, 2015
(Unaudited)

	Series A
	Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	500,000	50	50,000,000	5,000	130,156	(121,054)	14,152

Common stock issued for cash			110,000	11	109,989		110,000

Common stock issued for dividend			50,000	5	49,995	(50,000)	—

Forgiven of related party accounts payable					29,350		29,350

Net Loss						(137,792)	(137,792)

Balance, June 30, 2015 (unaudited)	500,000	50	50,160,000	5,016	319,490	(308,846)	15,710

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(137,792)	$(29,151)
Adjustments to reconcile net loss to net cash provided by operations:
Amortization Expense	5,778	5,778
(Increase) decrease in operation assets and liabilities:
Prepaid Expenses	(3,524)	2,500
Accounts Payable	20,968	5,120
Interest Payable	3,967	1,984
Net cash used by operating activities	(110,603)	(13,769)

Investing Activities
Principal proceeds from repayment of loan to related party	—	6,490
Net Cash provided by investing activities	—	6,490

Cash flows from financing activities
Proceeds from Issuance of common stock	110,000	—
Borrowing on debt with related party	23,000	9,500
Repayment to related party	(10,000)	—
Net Cash provided by financing activities	123,000	9,500

Net change in cash	12,397	2,221
Cash, beginning of period	497	2,395
Cash, end of period	$12,894	$4,616

Supplementary Information
Interest	$—	$—
Income Taxes	$—	$—

Non cash investing and financing activities
Dividends on Preferred Series A Stock	(50,000)	—
Forgiven of related party accounts payable	29,350	—

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Notes to Consolidated Unaudited Financial Statements

June 30, 2015

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

VapAria Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc.

On April 11, 2014 the Company entered into that certain Share Exchange Agreement and Plan of Reorganization (the “Agreement”) with VapAria Solutions, Inc., a Minnesota corporation formerly known as VapAria Corporation (“VapAria Solutions”) and the shareholders of VapAria Solutions (the “VapAria Solutions Shareholders”) pursuant to which we agreed to acquire 100% of the outstanding capital stock of VapAria Solutions from the VapAria Solutions Shareholders in exchange for certain shares of our capital stock. On July 31, 2014 all conditions precedent to the closing were satisfied, including the reconfirmation by the investors of the prior purchase of 1,000,000 shares of our common stock pursuant to the requirements of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”), and the transaction closed.

At closing, we issued the VapAria Solutions Shareholders 36,000,000 shares of our common stock and 500,000 shares of our 10% Series A Convertible Preferred Stock in exchange for the common stock and preferred stock owned by the VapAria Solutions Shareholders.

As a result of the closing of this transaction, VapAria Solutions is now a wholly owned subsidiary of our company and its business and operations represent those of our company. Information regarding VapAria Solutions’ business and operations, together with its financial statements, are included the Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on April 14, 2014.

On August 19, 2014 the board of directors of the Company and the holders of a majority of its issued and outstanding common stock approved a Certificate of Amendment to our Amended and Restated Certificate of Incorporation changing the name of our company to VapAria Corporation. The name change was effective on August 19, 2014. Our Board determined it was in our best interests to change our corporate name to better reflect our business and operations following our recent acquisition of VapAria Solutions.

The Company is engaged in the research, development, manufacturing and commercialization of novel, in-demand, proprietary products designed to deliver fast-acting, convenient solutions for contemporary lives and lifestyles. The basis of the Company’s product development is proprietary, patented and patent-pending technologies and formulas focused on three specific markets: the smoke-free tobacco alternative market (e-cigarettes); the over-the-counter (OTC) consumer market with products intended to increase energy and alertness, suppress appetite and aid in restful sleep; and, the pharmaceutical market - partnering with international pharmaceutical companies that desire to utilize our technologies to maximize and extend the value and the lives of their proprietary, patented product portfolios.

As of June 30, 2015, the Company had no full-time employees; however, the Company's officers and directors devote a substantial amount of their time to the Company's business without compensation.

The Company has a fiscal year end of December 31.

Basis of presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2015 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements. The results of the operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

In April 2015 we declared and issued 50,000 shares of our common stock to Chong Corporation as a dividend on our 10% Series A convertible preferred stock. The stock was valued at $1.00 per share.

On June 30, 2015, the Company had 50,160,000 shares of common stock issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

In February 2015 the Company repaid $10,000 previously borrowed from Chong Corporation, a related entity. In May and June of 2015 the Company borrowed $10,000 and $13,000, respectively, from Chong Corporation. The balance outstanding at June 30, 2015 is $49,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three year lease expiring in December 2016 at an annual rent of $9,000. We have the right to renew the lease for an additional 12 month term at an annual rental of $9,180 upon 60 days notice prior to the expiration of the initial term. Rent was $4,500 for this six month period in both 2015 and 2014. As of June 30, 2015 $9,000 is due to 5550 Nicollet LLC.

See other related party transactions in note 7 – commitment and contingencies.

NOTE 5 – NOTE PAYABLE

As of June 30, 2015, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was originally due June 30, 2015 but the due date has been amended and, all principal and accrued interest is due and payable December 31, 2015.

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

The December 31, 2013 agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the six months ended June 30, 2015, the amount of reimbursable costs was $29,350. In June 2015 Chong Corporation agreed to waive all reimbursements through June 30, 2015. Therefore the reimbursements costs are recognized as additional contribution to paid in capital at June 30, 2015.

During April, 2015, the Company declared a dividend in the form of common shares for its Preferred Shareholder pursuant to the designations, rights and preferences of the preferred stock. This 50,000 common share dividend with a fair value of $1 per share was issued on April 9, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three month and six month periods ended June 30, 2015 and 2014 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forwardlooking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forwardlooking statements as a result of a number of factors, including those set forth under "Cautionary Statements Regarding Forward-Looking Information" appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forwardlooking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forwardlooking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our goal is to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies and formulations designed to significantly improve on current e-cigarette technology and other consumer products in the marketplace today. During 2015, in addition to discussions with third party financing sources, we have been engaged in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy.

Historically we have relied upon on a loan of $73,000, and the $110,000 from the sale of our securities in private transactions that occurred in the first quarter of 2015. Our management has worked without compensation. For the balance of 2015, our foreseeable cash requirements will include payment of expenses associated with research and development, protection prosecution activities and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. Such expenses could include the establishment of salaries and benefits for the key members of our management and administrative team. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

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

Going Concern

We incurred net losses of $98,080 for the second quarter ended June 30, 2015 resulting in a $137,792 net loss for the first half of 2015. The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 contained an explanatory paragraph regarding our ability to continue as a going concern based on our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate consistent revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations for either of the second quarters of 2015 or 2014 or the six months then ended. Our total operating expenses increased 345% and 391%, respectively, for the second quarter of 2015 and the six months then ended from the comparable periods in 2014 which are primarily attributable to the increase in legal and professional fees and research and development expenses. General and administrative expenses, which include amortization, rent and IP related expenses, increased 516% in the second quarter of 2015 and 269% for the six months then ended from the comparable periods in 2014. Research and development expenses relating to the licensed IP were incurred in the 2015 periods, for which there were no comparable expenses in the 2014 periods. In the second quarter of 2015 and for the six months then ended, professional fees which include legal, accounting, and web design services, increased 272% and 305%, respectively, compared to the same periods in 2014. The increase is directly attributable to the additional legal fees in the 2015 periods over the 2014 periods. SEC related fees and fees associated with securing a freedom to operate opinion, which is generally requested by potential joint venture partners and large institutional investors, contributed substantially to this increase.

We expect that our operating expenses will increase as we continue to develop our business and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in general overhead, salaries for personnel and technical resources, as well as increased costs associated with our SEC reporting obligations. . and the royalty payments we are obligated to make to Chong Corporation, a related party, under the terms of the license agreement with that entity. However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2015 we had $12,894 in cash and cash equivalents and a working capital deficit of $163,357, as compared to cash and cash equivalents of $497 and a working capital deficit of $170,693 at December 31, 2014. Our current assets increased 3,203% and our current liabilities increased 5% at June 30, 2015 from December 31, 2014. Our principal source of operating capital during the second quarter of 2015 has come from additional borrowing from a related party which advanced $23,000 for use in operations.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. We have $90,000 principal amount notes which are due December 31, 2015. During the second quarter of 2015, the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from June 30, 2015 to December 31, 2015. The remaining note in the principal amount of $40,000 is convertible into 500,000 shares of our common stock. We also owe a related party $49,544 which is due on demand. We do not have the funds necessary to repay these obligations. As described earlier in this report, we will need to raise at least $1,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $110,603 of cash in our operating activities during the first six months of 2015 compared to $13,769 used by our operating activities for the first six months of 2014. The increase in cash used in operating activities was primarily attributable to an increase in net loss (after adjusting for noncash expenses), partially offset by an increase in accounts payable

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in the first six months of 2015 compared to net cash provided by investing activities in the first six months of 2014 of $6,490 which reflects repayment from Chong Corporation of a prior period loan from the Company.

Net Cash Provided by Financing Activities

Net cash provided by financing consisted of $123,000 in proceeds from the sale of our common stock and the net borrowing of $13,000 from Chong Corporation, a related entity during the first six months of 2015 as compared to no raise of capital and the borrowing of $9,500 from Chong Corporation in the comparable period of 2014.

Non cash investing and financing activities

Dividends of common stock issued to the Preferred stock holder resulted in $50,000 in non cash financing. The company recognized the waiving of IP related expenses by Chong Corporation, a related entity, resulting in non cash investment of $29,350.

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

Recent accounting pronouncements

During 2014, we elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allowed our company to remove the inception to date information and all references to development stage. Additional recent accounting standards that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources during 2015 in an effort to remediate the material weaknesses in our internal control over financial reporting.

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

Item 5. Other Information.

In June 2015, the holder of a $50,000 principal amount note which was due on June 30, 2015 agreed to the extension of the due date of this note to December 31, 2015.

Item 6. Exhibits.

No. Description

No.	Description

10.8	NOTE EXTENSION AGREEMENT
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VapAria Corporation

August 13, 2015	By: /s/ Alexander Chong
Alexander Chong, Chief Executive Officer

August 13, 2015	By: /s/ Daniel Markes
Daniel Markes, Chief Financial Officer

