Form 10-Q
period 2015-09-30
VapAria Corp
filed 2015-10-30
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 000-55470

VapAria Corporation

(Exact name of registrant as specified in its charter)

Delaware	27-1521364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5550 Nicollet Avenue, Minneapolis, MN	55419
(Address of principal executive offices)	(Zip Code)

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

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 50,160,000 shares of common stock are issued and outstanding as of October 30, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our lack of products or revenues and the substantial risks inherent in the establishment of a new business venture
●	our very limited operating history and our unproven business plan;
●	our history of losses;
●	our ability to continue as a going concern;
●	our ability to raise capital to fund our business plan, pay our operating expense and satisfy our obligations;
●	our ability to achieve certain milestones under our agreement with Chong Corporation;
●	conflicts of interest facing certain of our officers and directors;
●	future reliance on third party manufacturers;
●	our future ability to comply with government regulations;
●	our lack of experience in selling, marketing or distributing products;
●	our future ability to establish and maintain strategic partnerships;
●	our possible future dependence on licensing or collaboration agreements;
●	the inability of Chong Corporation to protect the intellectual property which is licensed to us, and risks of possible third-party infringement of intellectual property rights;
●	anti-takeover provisions of Delaware law;
●	the dilution impact of the issuance of shares of our common stock upon a conversion of shares of our Series A 10% convertible preferred stock and as payment for dividends; and
●	the impact of penny stock rules on the future trading in our common stock.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation formerly known as OICco Acquisition IV, Inc., and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”). In addition, “third quarter 2015” refers to the three months ended September 30, 2015, “third quarter 2014” refers to the three months ended September 30, 2014 and “2015” refers to the year ending December 31, 2015.

Unless specifically set forth to the contrary, the information which appears on our web site at www.vaparia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1	Financial Statements

VapAria Corporation

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,414	$497
Prepaid expenses	3,524	—
Total Current Assets	6,938	497

Intellectual property, net	176,178	184,845

TOTAL ASSETS	$183,117	$185,342

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$71,225	$36,436
Interest payable	14,194	8,210
Notes payable	50,000	50,000
Convertible note payable	40,000	40,000
Loan from related party	87,544	36,544
Total Current Liabilities	262,963	171,190

TOTAL LIABILITIES	262,963	171,190

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock: $0.0001 par value; 1,000,000 shares authorized; 500,000 shares issued and outstanding at September 30, 2015 and December 31, 2014 repectively.	50	50
Common Stock: $0.0001 par value; 100,000,000 shares authorized; 50,160,000 and 50,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014 repectively.	5,016	5,000
Additional paid-in capital	334,229	130,156
Accumulated deficit	(419,141)	(121,054)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(79,846)	14,152

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$183,117	$185,342

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statement of Expenses

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Operating Expenses
General and Administrative	$20,055	$5,573	$59,732	$16,314
Research and Development	42,201	—	69,316	—
Professional Fees	46,022	10,817	112,606	27,242
Total Operating Expenses	108,278	16,390	241,654	43,556

Other (Expense)
Other (Expense)	(2,017)	(1,008)	(6,433)	(2,992)
Total Other (Expense)	(2,017)	(1,008)	(6,433)	(2,992)

Net Loss	$110,295	$17,398	$248,087	$46,548

Stock dividend	—	—	50,000	—

Net Loss available to common shareholders	110,295	17,398	298,087	46,548

Basic and diluted loss per common share	(0.00)	(0.00)	(0.01)	(0.00)
Basic and diluted weighted average shares outstanding	50,160,000	45,282,609	50,136,960	38,339,726

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statement of Changes in Stockholders' Equity

For the nine months ended September 30, 2015

(Unaudited)

	Series A
	Preferred Stock		Common Stock
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	500,000	50	50,000,000	5,000	130,156	(121,054)	14,152

Common stock issued for cash			110,000	11	109,989		110,000

Common stock issued for dividend			50,000	5	49,995	(50,000)	—

Forgiven related party accounts payable					44,088		44,088

Net Loss						(248,087)	(248,087)

Balance, September 30, 2015 (unaudited)	500,000	50	50,160,000	5,016	334,228	(419,141)	$(79,847)

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities
Net loss	$(248,087)	$(46,548)
Adjustments to reconcile net loss to net cash provided by operations:
Amortization Expense	8,667	8,667
(Increase) decrease in operation assets and liabilities:
Accounts receivable	—	3,000
Prepaid Expenses	(3,524)	—
Accounts Payable	78,877	(356)
Interest Payable	5,984	2,992
Net cash used by operating activities	(158,083)	(32,245)

Investing Activities
Principal proceeds from repayment of loan to related party	—	6,490
Cash receipt from reverse merger	—	8,057
Net Cash provided by investing activities	—	14,547

Cash flows from financing activities
Proceeds from Issuance of common stock	110,000	—
Borrowing on debt with related party	61,000	22,010
Repayment to related party	(10,000)	—
Net Cash provided by financing activities	161,000	22,010

Net change in cash	2,917	4,312
Cash, beginning of period	497	2,395
Cash, end of period	$3,414	$6,707

Supplementary Information
Interest	$—	$—
Income Taxes	$—	$—

Non cash investing and financing activities
Dividends on Preferred Series A Stock	(50,000)	—
Forgiven related party accounts payable	44,088	—
Reverse merger adjustments	—	56,026
Related party loan borrowed for accounts payable	—	4,534

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Notes to Consolidated Unaudited Financial Statements

September 30, 2015

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

VapAria Corporation (the “Company”) was incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc.

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

As a result of the closing of this transaction, VapAria Solutions is now a wholly owned subsidiary of our company and its business and operations represent those of our company. Information regarding VapAria Solutions’ business and operations, together with its financial statements, are included in the Post-Effective Amendment No. 4 to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 30, 2014 (the “Post-Effective Amendment”).

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

The Company is a pre-clinical specialty pharmaceutical company engaged in the research, design and development of methods and medicants to address chronic conditions with novel, vapor-centric approaches to pain management, appetite suppression, smoking cessation and various sleep disorders. Our management, through an affiliate, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and vapor delivery and patented and patent-pending, proven medicants and herbal remedies selected for their effectiveness and suitability. This portfolio has been licensed or optioned to license by the Company. By year end 2015 the Company expects to have fully functional prototypes and the results of pre-clinical assessments conducted on these prototypes. The prototypes and the results of the assessments will be used to identify and undertake efforts to secure partnerships with international pharmaceutical and consumer product companies.

While the Company has no employees as of September 30, 2015, its officers and directors have devoted and continue to devote a substantial amount of their time to the Company without compensation.

The Company has a fiscal year end of December 31.

Basis of presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2015 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements. The results of the operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

On September 30, 2015, the Company had 50,160,000 shares of common stock issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

In February 2015 the Company repaid $10,000 previously borrowed from Chong Corporation, a related entity. In May and June of 2015 the Company borrowed $10,000 and $13,000, respectively, and in August and September the Company borrowed $15,000 and $23,000 respectively from Chong Corporation. The balance outstanding at September 30, 2015 is $87,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three year lease expiring in December 2016 at an annual rent of $9,000. We have the right to renew the lease for an additional 12 month term at an annual rental of $9,180 upon 60 days’ notice prior to the expiration of the initial term. Rent was $6,750 for this nine month period in both 2015 and 2014. As of September 30, 2015 $6,750 is due to 5550 Nicollet LLC.

See other related party transactions in note 7 – commitment and contingencies.

NOTE 5 – NOTE PAYABLE

As of September 30, 2015, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was originally due June 30, 2015 but the due date has been extended and, all principal and accrued interest is due and payable December 31, 2015.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 6 – CONVERTIBLE NOTE

The Company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the reverse merger described in note 1. The note matures on December 31, 2015 and bears interest at 10% per annum. The note is convertible into shares of our common stock at $0.08 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

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

NOTE 7 – COMMITMENT AND CONTINGENCIES

Relating to the December 2013 agreement with Chong Corporation, a related party, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015, the Company is required to pay to Chong Corporation, a related entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The December 31, 2013 agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the nine months ended September 30, 2015, the amount of reimbursable costs was $44,088. In October 2015 Chong Corporation agreed to waive all reimbursements through September 30, 2015. Therefore the reimbursements costs are recognized as additional contribution to paid in capital at September 30, 2015.

During April, 2015, the Company declared a dividend in the form of common shares pursuant to the designations, rights and preferences of its 10% Series A convertible preferred stock. This 50,000 common share dividend with a fair value of $1 per share was issued on April 9, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three month and nine month periods ended September 30, 2015 and 2014 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview and plan of operations

On July 31, 2014, we closed the acquisition of VapAria Solutions which is now our wholly-owned subsidiary. The transaction was accounted for as a reverse merger and recapitalization of VapAria Solutions whereby VapAria Solutions was considered the acquirer for accounting purposes. As a result, all historical financial information contained in this report is that of VapAria Solutions.

Today, we are a now a pre-clinical specialty pharmaceutical company. Prior to forming VapAria Solutions in 2010, our management had 28 years collective experience in vaporization and vapor delivery of medicants, having been partners in a joint venture with pioneers in the industry and having had undertaken significant work internationally researching and developing products, shepherding them through the patent process and introducing them into the U.S. wholesale and retail supply chain.

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. During 2015, in addition to discussions with third party financing sources, we engaged in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy.

During the recently completed quarter we adjusted our business focus owing to continuing research, development and design throughout the past 12 months and, as a result, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. During the third quarter of 2015 we spent $42,201 in research and development costs related to these efforts. These assessments are expected to be completed before the end of 2015.

We are presently committed to developing and commercializing methods and medicants to address chronic conditions with novel, vapor-centric approaches to pain management, appetite suppression, mood enhancement, smoking cessation and various sleep disorders and doing so as a specialty pharmaceutical company. Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights we acquired in December 2013, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. We are in the process of formalizing exclusive licenses for all of this intellectual property which we expect to enter into during the fourth quarter of 2015. Historically we have relied upon on a loan of $73,000, and the $110,000 from the sale of our securities in private transactions that occurred in the first quarter of 2015 to provide working capital. In the third quarter we received a loan from an affiliated party totaling $38,000. Our management has worked without compensation. For the balance of 2015, our foreseeable cash requirements will include payment of expenses associated with research, development and design, patent protection prosecution activities and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. Such expenses could include the establishment of salaries and benefits for the key members of our management and administrative team. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

We may seek to raise the necessary capital through future public or private debt or equity offerings of our securities, although we do not have any commitments from any third parties to provide any capital to us. While we believe that the exclusive rights to the proprietary technology on which our business plan is predicated could provide us with a significant competitive advantage if we are able to bring one or more products to market, our ability to accomplish that in the near term is dependent on a successful prototype and positive pre-clinical assessments of the prototype. Given the current lack of a public market for our common stock, our status as a pre-clinical stage company and the difficulties small companies experience in accessing the capital markets, we expect to encounter difficulties in pursuing public or private capital raises. We may also seek to minimize our capital needs by securing partnerships or joint ventures with well capitalized companies in the pharmaceutical or OTC consumer products industries. Until such time as we are able to raise all or a portion of the necessary capital, our ability to continue to implement our business plan will be in jeopardy.

Going Concern

We incurred net losses of $110,295 for the third quarter ended September 30, 2015 resulting in a $248,087 net loss for the first three quarters of 2015. The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 contained an explanatory paragraph regarding our ability to continue as a going concern based on our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate consistent revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations for the third quarters of 2015 or 2014 or the nine month periods ended September 30, 2015 or 2014. Our total operating expenses increased 561% and 455%, respectively, for the third quarter of 2015 and the nine months then ended from the comparable periods in 2014. The increases in the 2015 period are primarily attributable to the increase in legal and professional fees and research and development expenses. General and administrative expenses, which include amortization, rent and IP related expenses, increased 260% in the third quarter of 2015 and 266% for the nine months then ended from the comparable periods in 2014. Research and development expenses relating to the licensed IP were incurred in the 2015 periods, for which there were no comparable expenses in the 2014 periods. In the third quarter of 2015 and for the nine months then ended, professional fees which include legal, accounting, and web design services, increased 325% and 313%, respectively, compared to the same periods in 2014. The increase in the 2015 periods over the comparable 2014 periods is directly attributable to the additional legal fees related to due diligence costs associated with ongoing discussions and negotiations with potential licensees or product development partners, as well as increases in our legal and accounting fees incurred in connection with our SEC reporting obligations. During the 2015 periods we also incurred one-time legal fees associated with securing a freedom to operate opinion for which there was not a comparable expense in the 2014 periods.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2015 we had $3,414 in cash and cash equivalents and a working capital deficit of $256,025, as compared to cash and cash equivalents of $497 and a working capital deficit of $170,693 at December 31, 2014. Our current assets increased 1,296% and our current liabilities increased 53.6% at September 30, 2015 from December 31, 2014. Our principal source of operating capital during the third quarter of 2015 has come from additional borrowing from a related party which lent us an additional $38,000.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. We have $90,000 principal amount notes which are due December 31, 2015. During the second quarter of 2015, the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from June 30, 2015 to December 31, 2015. The remaining note in the principal amount of $40,000 is convertible into 500,000 shares of our common stock at the option of the holder. While there are no assurances the holder will elect to convert the note, in that event we granted the holder demand and piggyback registration rights over those shares. We also owe a related party $87,544 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise at least $1,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $158,083 of cash in our operating activities during the first nine months of 2015 compared to $32,245 used by our operating activities for the first nine months of 2014. The increase in cash used in operating activities was primarily attributable to an increase in net loss (after adjusting for non-cash expenses), partially offset by an increase in accounts payable and interest payable.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in the first nine months of 2015 compared to net cash provided by investing activities in the first nine months of 2014 of $14,547 which reflects repayment from Chong Corporation of a prior period loan from the Company.

Net Cash Provided by Financing Activities

Net cash provided by financing consisted of $110,000 in proceeds from the sale of our common stock and the net borrowing of $51,000 from Chong Corporation, a related entity during the first nine months of 2015 as compared to no raise of capital and the borrowing of $22,010 from Chong Corporation in the comparable period of 2014.

Non cash investing and financing activities

Dividends of common stock issued on the shares of outstanding Series A 10% convertible preferred stock resulted in $50,000 in non-cash financing. The Company recognized the waiver of IP related expenses by Chong Corporation, a related entity, resulting in non-cash investment of $44,088.

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

Item 1A.	Risk Factors.

Not applicable to a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None except as previously reported.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VapAria Corporation

October 30, 2015	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

October 30, 2015	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

