Form 10-K
period 2015-12-31
VapAria Corp
filed 2016-04-08
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Common stock, par value $0.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,160,000 shares of common stock are issued and outstanding as of March 17, 2016.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation formerly known as OICco Acquisition IV, Inc., and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation formerly known as VapAria Corporation (“VapAria Solutions”). In addition, “2015” refers to the year ended December 31, 2015, “2014” refers to the year ended December 31, 2014 and “2016” refers to the year ending December 31, 2016. The information which appears on our web site at www.vaparia.com is not part of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

VapAria is a pre-clinical specialty pharmaceutical company. Our operations are focused on the development and commercialization of methods and medicants to address chronic conditions with novel, vapor-centric approaches to pain management, appetite suppression, mood enhancement, smoking cessation and various sleep disorders and doing so as a specialty pharmaceutical company.

Prior to forming VapAria Solutions in 2010, our management had more than 25 years’ collective experience in vaporization and vapor delivery of medicants, having been partners in a joint venture with pioneers in the industry and having had undertaken significant work internationally researching and developing products, shepherding them through the patent process and introducing them into the U.S. wholesale and retail supply chain. Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights described below, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address our target markets.

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate which are described below to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. During 2015, in addition to discussions with third party financing sources, we engaged in substantive discussions with several international companies which have expressed an interest in our licensed technology in pursuit of this strategy.

During the third quarter of 2015 we adjusted our business focus owing to continuing research, development and design throughout the past 12 months and, as a result, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of a fully functional prototype and sought to schedule pre-clinical assessments for the subsequent round of prototypes. The production of the first prototype ran behind schedule and we took delivery of it in February 2016. Following a “de-bugging” process, a subsequent order for 20 prototypes was placed with delivery scheduled for April 2016. Pre-clinical assessments are now expected to be completed in the second quarter of 2016.

Licensed intellectual property rights

Effective December 31, 2013, VapAria Solutions entered into an Exclusive License and Option to License Agreement (the “December 2013 Agreement”) with the Chong Corporation, a corporation owned and controlled by Alexander Chong, our CEO and a member of our board of directors. The December 2013 Agreement is for the Chong Corporation’s intellectual property portfolio described below and provides:

A license for the following patent:

●       Lobelia Patent 8,287,922 - Issued October 16, 2012 - a method for lobelia delivery is provided comprising: providing a lobelia solution suitable for vaporization in a compact handheld device; providing the compact handheld device; and vaporizing the lobelia solution at a low temperature upon activation by a user such that an effective serving of lobelia is provided to the user. This patent covers a formulation for a U.S. Food and Drug Administration (“FDA”) exempt herbal remedy that contains lobeline, an alkaloid that produces effects similar to nicotine and caffeine and can be commercialized as a smoking alternative and respiratory tonic and restorative. The benefits of commercializing this formulation include providing a product into today’s e-cigarette and vapor market that would not be subject to taxes similar to tobacco taxes that are now being introduced throughout the country on nicotine-containing products.

An option to license the following patent applications:

●       Device Patent Application 20130199528 - A control system for a hand-held vapor delivery device, comprising: a circuit configured to provide a precise amount of power from a power source to heat a heating element to a minimum required temperature to completely vaporize a predetermined volume of a liquid, and control a precise duration of time to supply the precise amount of power to completely vaporize the predetermined volume of liquid at the required temperature. The application also utilizes alkaline battery chemistry and an enclosed cartridge that eliminates leaking and reduces the risks of oxidation, contamination and adulteration- making the device suitable for pharmaceutical applications.

●       Vaporized Medicants and Methods of Use Patent Application 20130072577 - Medicant solutions, i.e. suitable for vaporization at a low temperature: Medicants or active ingredients that are covered by the application include energy boosters, analgesics, sleep aids, motion sickness remedies and erectile dysfunction remedies.

In consideration for the December 2013 Agreement, the Chong Corporation was paid a license issue fee and option to license fee (the “License Issue Fee”) of 500,000 shares of VapAria Solutions’ 10% Series A convertible preferred stock (the “VapAria Solutions Preferred”). The VapAria Solutions Preferred was exchange for an identical series of our 10% Series A convertible preferred stock in July 2014 as described later in this report.

In addition to the License Issue Fee, we are obligated to pay a 3% royalty, beginning January 1, 2015, of not less than $50,000 per year, beginning in the calendar year in which the first licensed products or licensed services takes place. No royalty fees were due in 2015. We were also required to commercialize a product by December 31, 2015. The license, subject to option, is exercisable at any time during the term of the December 2013 Agreement at an option price not higher than $5 million, which may be payable in cash, equity or note. We exercised this option in January 2016 as described later in this report. The December 2013 Agreement also provides that the Chong Corporation will prosecute and maintain the patent applications and patents under patent rights subject to our reimbursement of out-of-pocket costs.

In addition, and beginning on the date of the December 2013 Agreement, ongoing patent development, patent prosecution, intellectual property portfolio enhancements are being undertaken by Messrs. Chong and Bartkowski under the auspices of Chong Corporation pursuant to Section 13 of the December 2013 Agreement. This activity continued throughout 2015 and into 2016. While the terms of the December 2013 Agreement provide that we are responsible for reimbursing Chong Corporation for all past, present and future costs for preparing, filing, prosecuting and maintaining all patent applications and patents which are licensed to us under the terms of the December 2013 Agreement, in January of 2016 Chong Corporation agreed to waive all such reimbursements for all costs incurred through December 31, 2015.

On January 28, 2016, and as contemplated under the December 2013 Agreement, we entered into five License Agreements (the “January 2016 License Agreements”) with Chong Corporation pursuant to which we were granted exclusive worldwide licenses for the following patented and patent pending technology and Chong permanently waived the requirement under the December 2013 Agreement that we were required to commercialize a product by December 31, 2015:

●	U.S. Patent No.: 8,903,228 issued on December 20, 2014 for a vapor delivery device;

●	U.S. Patent No.: 8,962,040 issued on February 24, 2015 for appetite suppression (hoodia);

●	U.S. Patent App. No.: 13/846,617 filed on March 18, 2013 for low temperature vaporization of tobacco;

●	U.S. Patent App. No.: 13/453,939 filed on April 12, 2012 for an enhanced vapor delivery system; and

●	U.S. Patent App. No.: 14/629,279 filed on February 23, 2015 for a sleep aid (melatonin).

The terms of each January 2016 License Agreement is identical. Under the agreements, we were granted the rights to sublicense and/or produce and market products during the term of the agreement. As consideration for each of these January 2016 License Agreements we issued Chong Corporation 5,000,000 shares of our common stock, for an aggregate issuance of 25,000,000 shares. Under each agreement we agreed to pay Chong a royalty in the amount of $50,000 per annum in the first calendar year, and for each year thereafter for the remaining life of the patent, in which the patent is issued and is licensed and/or commercialized with an acknowledged embodiment and/or use. Chong is responsible for the payment of all expenses and costs associated with protecting the patents from infringement and/or from claims of infringement from other parties. The term of the license is for the life of the respective patent, subject to earlier termination by either party in the event of a default, which includes a non-payment of any monetary obligations under the terms of the January 2016 License Agreement, or a breach of any representation or warranty.

While we have historically outsourced our licensing and research and development activities to Chong Corporation, it is our intention, subject to our ability to raise sufficient working capital, that we will no longer outsource such activities which require fees to be paid or reimbursement of expenses to the Chong Corporation.

Business plan

Our management intends that our near-term business focus will be to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive licensed patented and patent-pending technologies and formulations designed to significantly improve on commercial vaporizing products and certain other drug deliveries methodologies now available.

Business opportunities

The following description of business opportunities we may seek to exploit is subject to our ability to raise working capital to fund these initiatives. As described elsewhere herein, we are not a party to any agreements or understanding to provide this capital and, accordingly, we may not be able to pursue these ventures.

Vaporizing technologies

Our management is experienced in the design and development of inhalable and breathable technologies and in identifying medicants and remedies that can be made more effective and abuse-deterrent via pulmonary delivery. This approach to device development and medicant discovery has allowed us to identify, advance and patent numerous methods and medicants. Our IP strategy revolves around our patented and patent-pending device, which effectively vaporizes medicants and their excipients at low temperatures. The ability to vaporize at these temperatures then provides us an avenue to patent a wide variety of pharmaceutical preparations and/or OTC medicants, herbal remedies via low temperature vaporization and vapor delivery. Our lead product candidate is an embodiment of our technology, the features and attributes of which are especially well-suited to safe, secure and abuse-deterrent dispensing of opioids for prescriptive pain management therapies.

Our device technology

We believe that sophisticated, robust and proprietary product embodiments of our patented and patent-pending technology are capable of:

●	Authenticating and verifying the user;

●	Authenticating and verifying the active ingredient being dispensed;

●	Producing consistent, accurate “dosages” of an active ingredient;

●	Measuring, monitoring and metering dosages on a per use (activation) basis;

●	Controlling the amount and duration of power and temperature- eliminating the risk of “cracking” the excipient molecules and producing unwanted chemical byproducts in the vapor;

●	Offering environmentally friendly power options;

●	Allowing for expanded categories of excipients- more delicate excipients require lower, controlled temperatures;

●	Controlling the size of the vapor molecule;

●	Utilizing a totally encapsulated fluid reservoir that cannot be adulterated and that restricts oxidation and contamination; and

●	Minimizing leakage of any kind.

Vapor ingestion

Our technology can be designed, programmed and manufactured to provide two distinct methods of delivery- inhalable vapor or breathable vapor. In one method, the vapor produced is made available for inhalation allowing for rapid uptake through the pulmonary system. With the other method, the vapor is produced and then expelled from the device, enabling the user, who holds the device one to four inches in front of his or her face, between the nose and mouth, to breathe the vapor in, allowing it to be absorbed in the soft tissues of the mouth and nasal passages. Both methods of delivery minimize systemic absorption and adverse effects compared to formulas that must travel through the gastrointestinal tract.

Pharmaceutical opportunities

Pain Management/Abuse-deterrent Opioid Delivery. According to BCC Market Research the total, annual, global market for therapeutic pain management is expected to reach $41.5 billion by 2017. However, most of that market is dominated by prescriptive and/or clinical use of opioids. Prescriptive opioid abuse and the addiction that it so often leads to, with the consequences of overdose death and the increase in transition to the use of illegal street drugs such as heroin, now constitute a significant public health crisis in the U.S.

Over prescription and lack of comprehensive patient monitoring throughout a therapeutic pain management regimen are material contributing factors to the crisis. Among the solutions that have been proposed by public health experts are the development of methods designed to limit the use of or access to prescriptive opioids to the intended patient and the increased patient monitoring throughout the prescriptive routine.

On February 4, 2016, the FDA committed to focus on policies aimed at reversing the epidemic, while still providing patients in pain access to effective relief. This commitment was a follow-up to its April 6, 2015 guidance on abuse-deterrent opioid formulations. This guidance spelled out that products that carry abuse-deterrent labels would be considered for an extended period of marketing exclusivity, typically lasting three years. The guidance encourages “novel approaches” to abuse-deterrent opioid formulations.

On February 20, 2016, we completed building a fully functioning prototype of our patented and patent-pending pulmonary drug delivery device. We also received an allowance for our second patent on the device. This patent is expected to issue in the next 60 days. These events, coupled with the recent FDA statements referenced above, make it timely and important for us to move the opioid delivery system to the lead position in our commercialization and clinical development.

The efficacious pulmonary delivery of opioids has been demonstrated in numerous studies going back almost 20 years (Ward, M.E. et al. “Morphine pharmacokinetics after pulmonary administration from a novel . . . delivery system,” 1997.); and, safety has been demonstrated as well (Otulana, B. et al. “Safety and pharmacokinetics of inhaled morphine,” 2004.). However, efforts to deliver prescriptive opioids via the pulmonary system outside of clinical settings have been stymied due to the lack of a simple to use device with sufficient technological sophistication to ensure proper dosage, proper administration and the safety and security of user authentication and prescription verification. We believe that the safety and security of the device could transform pain management therapies and methods and enable us to secure FDA fast-track status due to the compelling public health concerns with opioid abuse.

Smoking Cessation. The opportunity exists for our vaporizing technology to go down the path as an FDA- approved smoking cessation/nicotine replacement therapy. With nicotine or, in our case, with a patented non-combustible tobacco formulation, as an active ingredient/medicant in our device we believe our technology is superior to what is currently offered consumers in what is often called the “e-cigarette” space and sophisticated and secure enough to garner FDA approval pending the requisite studies and trials.

In Section 918, “Drug Products Used to Treat Tobacco Dependence,” of the Family Smoking Prevention and Tobacco Control Act, the FDA is encouraged to consider designating products as fast track research and approval products at the request of the applicant. This path would require a New Drug Application filed with the FDA’s Center for Drug Education and Research. The Food and Drug Administration Modernization Act of 1997 includes Section 112, “Expediting study and approval of fast track drugs.” This section mandates the Agency to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Fast track enhances existing programs, such as accelerated approval, the possibility of a “rolling review” for an application. An important feature of fast track is that it emphasizes the critical nature of close early communication between the FDA and sponsor to improve the efficiency of product development.

Over-the-counter opportunities

We believe that the U.S. consumer is looking for the most convenient, cost-effective and efficient products available. We are committed to bringing consumers high-tech, consumable wellness products that fit that description and address the most pertinent life-style issues that the contemporary American consumer is dealing with: energy, appetite suppression and sleep. Not coincidentally, these products currently comprise some of the largest OTC wellness consumer markets in the U.S.

We expect to address this market with disposable, personal, portable, hand-held vaporizers that deliver proprietary formulations of herbal remedies based upon our technology. These products and their formulations will provide the desired effect within 30 seconds of ingestion. As a result, these products should effectively deal with the modern ailments of contemporary Americans and do so immediately, responding to the modern consumer’s need for instant gratification and satisfaction.

Delivering OTC herbal remedies via inhalation has a long history in the U.S. and throughout the world. However, especially with respect to established herbal remedies, the method of inhalation has traditionally been limited to the inhalation of the smoke of the burning herbal remedy and, along with the beneficial aspects of the herb formulations, users would also ingest the hazardous by-products of ignition and burning.

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

Energy. We believe that the broad consumer energy market in the U.S. remains vibrant and growing. The market includes energy drinks, which remain the fastest growing part of the market. According to research aggregator, Report Buyer, total dollar sales of energy drinks increased 440% from 2002 through 2006. And since then, sales have continued to increase at an annual rate of 12% and they are expected to surpass $12 billion in annual sales by year-end 2017. It should also be noted that the energy drink market does not include coffee, which, of course, contains caffeine, one of the most effective natural energy ingredients.

The trends in consumer acceptance of energy drinks start with 12 ounce soft drinks, moves through 16- ounce specialty drinks, subsequently moves through to the 8-ounce variety, and now squarely focuses on 2-ounce energy “shots.” The success of these products in their respective market peaks had a great deal to do with their ingredients. The 12-ounce soft drinks provided energy with a combination of sugar and, in many cases, caffeine. The 16-ounce specialty drinks also contained, for the most part, sugar and caffeine, but many added other nutritional enhancements, vitamins, particularly vitamin B complexes, dairy, soy and other ingredients. The leading 8-ounce brand introduced a number of amino acids, including taurine, into the mix. It is especially significant to note the recent trends in the 2-ounce energy “shot.” These products were developed and are marketed to specifically address side effects often experienced with the other kinds of drinks, especially the high caloric content, added sugar and the diuretic effects of caffeine and certain other ingredients.

We envision a simple product —a disposable, personal, portable, hand-held vaporizer, capable of delivering an herb infused vapor. The vapor would be formulated from a proprietary formula of herbal remedies and would produce the feelings of energy and alertness within 30 seconds of use. It would do this without any of the cumulative side effects so often attributed to energy drinks: the calories, the “jitters,” the heartburn, the facial flush and the bothersome diuretic effects. Additionally, given the expected useful life of this product when used according to the labeling, we believe that it would provide a significant value to the consumer on a per-use basis as compared to the costs of energy drinks, energy “shots” and energy bars. We believe that the unique delivery system, “coolness” factor of the device—positive attributes when compared to traditional products—and the price value proposition will allow this product to compete effectively against traditional beverages and energy shots.

Appetite Suppression. About 34% of all Americans are overweight when measured by the Body Mass Index or BMI and the trend is moving up. According to a 2015 report by Marketdata Enterprises, Inc., at any given point in time there are an estimated 72 million dieters in America—with about 70% of this number attempting to lose weight by themselves, i.e. without medical or program supervision. The annual growth for what is defined as the U.S. weight loss market has been 6% and the market is expected to approach $80 billion by year-end 2016. This market includes prescription diet drugs, structured programs like Weight Watchers, meal replacements, OTC diet pills, mail order plans, diet websites and fad diet books. We have herbal formulas that can be vaporized, ingested as a mist and suppress the user’s feeling of hunger and/or craving for snacks at times other than traditionally scheduled meal times. Like the energy formulation, the appetite suppression formulation will provide its desired effect in less than 30 seconds after ingestion, providing relatively instant feelings of fullness, effectively suppressing appetite and the urge to imprudently snack. The method of delivery with respect to this product enjoys similar attributes to the energy product in that it delivers its desired effect without certain and specific side effects, including, but not limited to nausea, headaches and dizziness.

Sleep Aids. Sleep has finally emerged from the darkness as a critical American health issue. According to the American Sleep Association, every year approximately 40 million Americans are affected by chronic, long-term sleep disorders. Restless nights followed by sluggish, anxious days have led a growing number of consumers to seek relief and physical and emotional rejuvenation from a diverse and fragmented market of mainstream and alternative products that aid sleep or relaxation. As more Americans become aware that sleep is as important as food or exercise, we believe that consumers will look for traditional and alternative sleep aid products. Packaged Facts, a U.S. research firm, estimates that by 2016 the annual market size of the U.S. OTC sleep aid market will approach $900 million. Once again in this market, we have proprietary formulations of herbal remedies that can be vaporized, ingested as a mist and enhance the user’s feelings of calm and sleepiness, quieting anxiety and restlessness. As with the other consumer products we have in development, this formulation will have its desired effect less than 30 seconds after ingestion, providing immediate feelings of calm and restfulness, preparing the user for a complete and restful night’s sleep.

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

Product development and commercialization strategy

Focusing on Chronic Conditions and Vapor Solutions. We focus our product development activities on addressing significant unserved and underserved chronic medical and wellness conditions. Our own research demonstrates existing product technologies are incapable of meeting provider and patient preferences, ongoing public health and regulatory scrutiny, and third party payment conditions. At this time, our pipeline and our projects include medicants and therapies to address pain management with abuse-deterrent delivery methods and methodologies, obesity, sleep disorders and smoking cessation. To the extent that these conditions are compelling public health issues or to the extent that current medicants or therapies present public health concerns, we believe there is an opportunity to request FDA fast track status in circumstances that require FDA approval.

Establishing Strategic Partnerships and Relationships. Whenever appropriate, we intend to strategically partner with established pharmaceutical and medical device companies to provide development funding, and/or address markets that may require greater commercialization resources than we are currently able to provide, and/or provide more specific expertise to maximize the value of our technologies and experience.

Protecting Our Intellectual Property. Our experience and expertise encompasses engineering, design and automated manufacturing, allowing us to uniquely oversee all aspects of the manufacturing as well as assembly of our future products. This will serve to protect our intellectual property and provide a greater economic return to our strategic partners and our stakeholders.

Employees

While our executive officers devote a substantial amount of their time to our company without cash compensation, at March 15, 2016 we did not have any employees.

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

On April 11, 2014 we entered into a Share Exchange Agreement and Plan of Reorganization (the “Share Exchange Agreement”) with VapAria Solutions and its shareholders pursuant to which we agreed to acquire 100% of the outstanding capital stock of VapAria Solutions from the shareholders in exchange for certain shares of our capital stock. On July 31, 2014 all conditions precedent to the closing were satisfied, including the reconfirmation by the investors of the prior purchase of 1,000,000 shares of our common stock pursuant to the requirements of Rule 419 of the Securities Act, and the transaction closed. At closing, we issued the VapAria shareholders 36,000,000 shares of our common stock and 500,000 shares of our 10% Series A convertible preferred stock in exchange for the common stock and the VapAria Solutions Preferred Stock owned by the VapAria shareholders. The VapAria shareholders were either accredited or sophisticated investors who had access to information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act. As a result of the closing of this transaction, VapAria Solutions is now a wholly owned subsidiary of our company and its business and operations represent those of our company. Following the closing of this transaction, in August 2014 we changed the name of our company to “VapAria Corporation.”

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

We reported a net loss of $739,730 and $71,002 for 2015 and 2014, respectively, and have an accumulated deficit of $910,784 at December 31, 2015. We do not have any revenue generating operations and will need to raise significant capital to pay our operating expenses and satisfy our obligations as they become due, in addition to continuing to implement our business plan. If we are unable to secure the necessary capital, our ability to continue our operations will be in jeopardy.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced losses from operations, which losses have caused an accumulated deficit of $910,784 at December 31, 2015. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We do not have any external sources of capital and our working capital is not sufficient to pay our operating expenses and satisfy our obligations as they become due. There are no assurances that we will be able to raise sufficient capital to implement our business plan in order to permit us to begin generating revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We may have difficulty raising capital, which could deprive us of necessary revenues.

We have not generated any revenues to date and, subject to the availability of sufficient capital, do not expect to launch our first products until 2016. In order to support our initiatives, we will need to raise funds through public or private debt or equity financing, collaborative relationships or other arrangements with well capitalized companies. Our ability to raise additional financing depends on many factors beyond our control, including the state of the capital markets, lack of a public market for our common stock and the development or prospects for development of competitive technology by others. Sufficient additional financing many not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

We have a limited operating history and have not developed or launched any products.

We are a company with a limited operating history. We have only recently completed the development of prototypes of new products using our proprietary technology. As a result, we have not generated any revenues. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Certain factors that could, alone or in combination, affect our ability to successfully develop and market our products, include:

●	our ability to build and finance our products at our targeted scale on a cost-effective basis and in the time frame we anticipate;

●	technical challenges developing our commercial production processes or systems that we are unable to overcome;

●	reliance on third-party manufacturers for fabricating and assembling our products;

●	our ability to obtain financing;

●	our ability to meet our potential customers’ requirements or specifications;

●	our ability to secure and maintain all necessary regulatory approvals and to comply with applicable laws and regulations for our products;

●	our ability to establish new relationships, or maintain and expand our existing relationships, with strategic partners, including strategic partners that will manufacture our products; and

●	actions of direct and indirect competitors or that may seek to compete with the products that we develop.

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

We have no experience in the formulation or manufacturing of the products we intend to develop and do not intend to establish our own manufacturing facilities. We will rely on one or more third-party contractors to manufacture our products. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	we may be unable to identify manufacturers on acceptable terms or at all;

●	our third-party manufacturers might be unable to formulate and manufacture our products in the volume and quality required to meet our needs;

●	our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products; and

●	our manufacturers may fail to comply with federal or state regulations.

Each of these risks could delay our product development or result in higher costs or deprive us of potential product revenues.

Certain of our proposed products will be subject to FDA oversight.

Our current business strategies call for us to develop certain products that now fall under the regulatory authority of the FDA. Our product candidates could be required to undergo costly and time-consuming rigorous non-clinical and clinical testing and we may be required to obtain regulatory approval prior to the sale and marketing of any of our products. While we believe that the features of certain of our products may enable us to secure FDA fast track approval, there are no assurances our beliefs are correct. The results of this testing or issues that develop in the review and approval by any regulatory agency, including the FDA, may subject us to unanticipated delays or prevent us from marketing any proposed products we may develop.

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

We intend to enter into strategic partnerships in the future, including alliances with other consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future proposed products and programs because our research and development pipeline may be insufficient, our proposed products and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

If we ultimately determine that entering into strategic partnerships is in our best interest but either fail to enter into, are delayed in entering into or fail to maintain such strategic partnerships:

●	the development of certain of our proposed products may be terminated or delayed;

●	our cash expenditures related to development of certain of our proposed products would increase significantly and we may need to seek additional financing;

●	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted;

●	we will bear all of the risk related to the development of any such products; and

●	the competitiveness of any product that is commercialized could be reduced.

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

We rely on the availability of protection for the proprietary aspects of the Chong Corporation technology and information which we license under the December 2013 Agreement and the January 2016 License Agreements. Our future success depends, in part, on the ability of Chong Corporation to defend and enforce their issued patents and other intellectual property rights, obtain additional patents or other intellectual property protection where warranted, and pursue adequate and meaningful protection of the proprietary aspects of our technology and information. The existing patent applications or any applications filed in the future may not be allowed, and the failure of Chong Corporation to secure these patents may limit their ability to protect the intellectual property rights these applications were intended to cover. Any issued patents may be challenged, invalidated or circumvented to avoid infringement liability. Any of the Chong Corporation patents, issued or pending, may not provide us with any competitive advantage or may be challenged by third parties. The loss of any rights under the December 2013 Agreement and/or the January 2016 License Agreements would be materially adverse to our company and our ability to continue our business would be in jeopardy.

The technology we license may be found to infringe third-party intellectual property rights.

Third parties may in the future assert claims or initiate litigation related to their patent, copyright, trademark and other intellectual property rights in technology that is important to us. The asserted claims and/or litigation could include claims against us, our licensors or our suppliers alleging infringement of intellectual property rights with respect to our proposed products or components of those products. Regardless of the merit of the claims, they could be time consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. We cannot assure you that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for significant damage awards, which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially adversely affected. If our proposed products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;

●	abandon proposed products;

●	redesign our proposed products or processes to avoid infringement;

●	stop using the subject matter claimed in the patents held by others;

●	pay damages; and

●	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

Risk related to our common stock

There is no public market for our common stock. In the event we establish a market for our common stock, it is likely that the market for that common stock will be limited.

There is no public market for our common stock. While we expect during 2016 to seek a market maker to file the appropriate documents with the Financial Industry Regulatory Authority, Inc. (FINRA) to obtain a quotation of our common stock in the over the counter market, the timing and success thereof is presently unknown. Even if we are successful in establishing a public market for our common stock, it is likely that the market will be limited and sporadic and generally at very low volumes until such time, if ever, as we are able to develop a following for our common stock. An active market for our common stock may never develop.

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

The designations, rights and preferences of our outstanding 10% Series A convertible preferred stock provide that a 10% annual dividend is payable in shares of our common stock at a rate of one share of common stock for each 10 shares of preferred stock. These dividends are payable on December 31 of each year. In April of 2016 we intend to issue 50,000 shares of our common stock to Chong Corporation as a dividend payment. The payment of dividends on the shares of 10% Series A convertible preferred stock will be dilutive to our existing stockholders and could adversely impact the market price of our common stock, should a market be developed of which there is no assurance.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three-year lease expiring in December 2016 at an annual rent of $9,000. We have the right to renew the lease for an additional 12-month term at an annual rental of $9,180 upon 60 days’ notice prior to the expiration of the initial term. It is our intent to renew the lease prior to expiration upon substantially similar terms.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. As of April 7, 2016, there were approximately 104 record owners of our common stock.

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

None, except as previously reported.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2015 and 2014 and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview and plan of operations

We are a pre-clinical specialty pharmaceutical company. Prior to forming VapAria Solutions in 2010, our management had 28 years’ collective experience in vaporization and vapor delivery of medicants, having been partners in a joint venture with pioneers in the industry and having had undertaken significant work internationally researching and developing products, shepherding them through the patent process and introducing them into the U.S. wholesale and retail supply chain.

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies under the December 2013 Agreement and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. During 2015, in addition to discussions with third party financing sources, we engaged in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy.

During the third quarter of 2015 we adjusted our business focus owing to continuing research, development and design throughout the past 12 months and, as a result, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. In 2015 we spent $110,762 in research and development costs related to these efforts. The first prototype was completed in the first quarter of 2016 and assessments are expected to be completed before the end of the second quarter of 2016.

We are presently committed to developing and commercializing methods and medicants to address chronic conditions with novel, vapor-centric approaches to pain management, appetite suppression, mood enhancement, smoking cessation and various sleep disorders and doing so as a specialty pharmaceutical company. Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Historically we have relied upon on a loan of $73,000, and the $110,000 from the sale of our securities in private transactions that occurred in the first quarter of 2015 to provide working capital. In 2015 we received loans from an affiliated party totaling $147,000. Our management has worked without cash compensation. In 2015, the proceeds from the equity sales and the loan were used to pay expenses associated with research, development and design, patent protection prosecution activities and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

We may seek to raise the necessary capital through future public or private debt or equity offerings of our securities, although we do not have any commitments from any third parties to provide any capital to us. While we believe that the exclusive rights to the proprietary technology on which our business is predicated could provide us with a significant competitive advantage if we are able to bring one or more products to market, our ability to accomplish that in the near term is dependent on a successful prototype and positive pre-clinical assessments of the prototype. Given the current lack of a public market for our common stock, our status as a pre-clinical stage company and the difficulties small companies experience in accessing the capital markets, we expect to encounter difficulties in pursuing public or private capital raises. We may also seek to minimize our capital needs by securing partnerships or joint ventures with well capitalized companies in the pharmaceutical or OTC consumer products industries. Until such time as we are able to raise all or a portion of the necessary capital, our ability to continue to implement our business plan will be in jeopardy.

Going concern

For 2015 we reported a net loss of $739,730 and net cash used in operations of $241,582 For 2014 we reported a net loss of $71,002 and net cash used for operating activities of $48,455. At December 31, 2015 we had cash on hand of $5,915 and an accumulated deficit of $910,784. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in 2015 or 2014. Our total operating expenses increased 1022% over those reported in 2014. General and administrative expenses, which include amortization, rent, non-cash compensation and IP related expenses, increased 2,188% in 2015 when compared to 2014. Included in this increase in 2015 is $407,706 of non-cash compensation expense associated with options granted to our management. In 2015, professional fees which include legal, accounting, and web design services, increased 194% compared to 2014. The increase in the 2015 periods over the comparable 2014 periods is directly attributable to the additional legal fees related to due diligence costs associated with ongoing discussions and negotiations with potential licensees or product development partners, as well as increases in our legal and accounting fees incurred in connection with our SEC reporting obligations. During 2015 we also incurred one-time legal fees associated with securing a freedom to operate opinion for which there was not a comparable expense in 2014.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2015 we had $5,915 in cash and cash equivalents and a working capital deficit of $317,564, as compared to cash and cash equivalents of $497 and a working capital deficit of $170,693 at December 31, 2014. Our current liabilities increased 91% at December 31, 2015 from December 31, 2014, reflecting increases in our accounts payable, interest payable and loan to a related party. Our principal source of operating capital during 2015 came from additional borrowing from a related party which lent us an additional $147,000.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. During the second quarter of 2015, the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from June 30, 2015 to December 31, 2015 and then, subsequently to June 30, 2016. The remaining note in the principal amount of $40,000 is convertible into 500,000 shares of our common stock at the option of the holder and is now due July 31, 2016. While there are no assurances the holder will elect to convert the note, in that event we granted the holder demand and piggyback registration rights over those shares. We also owe a related party $173,544 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $241,582 of cash in our operating activities in 2015 compared to $48,455 used by our operating activities in 2014. The increase in cash used in operating activities was primarily attributable to an increase in net loss (after adjusting for non-cash expenses), partially offset by an increase in accounts payable and interest payable.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in 2015 compared to net cash provided by investing activities in 2014 of $14,547.

Net Cash Provided by Financing Activities

Net cash provided by financing for 2015 consisted of $110,000 in proceeds from the sale of our common stock, and the net borrowing of $137,000 from Chong Corporation, a related entity for a total of $247,000 compared to no raise of capital and the borrowing of $32,010 from Chong Corporation in 2014.

Non cash investing and financing activities

Dividends of common stock issued on the shares of outstanding Series A 10% convertible preferred stock resulted in $50,000 in non-cash financing. We recognized the waiver of IP related expenses by Chong Corporation, a related entity, resulting in a contribution to capital in 2015 of $63,497.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2015 appearing later in this report.

Recent accounting pronouncements

There are no recent accounting standards that have been issued or proposed by the FASB or other standards setting bodies that require adoption.

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

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment and having no employees at this time our management has concluded that as of December 31, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. We had expected to expand our accounting resources during 2015 in an effort to remediate the material weaknesses in our internal control over financial reporting, however our limited financial resources and delays in our capital formation efforts have caused this planned expansion to move into 2016.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Alexander Chong	51	Chairman of the Board of Directors, Chief Executive Officer
William P. Bartkowski	64	President, Chief Operating Officer
Daniel Markes	54	Vice President, Chief Financial Officer, director
Roger Nielsen	69	Vice President, Secretary, director

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

William P. Bartkowski. Mr. Bartkowski has served as an executive officer of our company since July 2014. He has also served as President and Chief Operating Officer of our subsidiary, VapAria Solutions, since its inception in March 2010. Mr. Bartkowski has had a three decade career in banking, consulting and marketing. Since 2008 Mr. Bartkowski has been engaged as a business consultant. From 1988 to 1995 he was an executive officer of Metropolitan Financial Corp., a NYSE listed company and from 1996 to 2004 Mr. Bartkowski was a partner in Neuger, Henry, Bartkowski, a public relations firm. He has been involved with the electronic cigarette business since late 2006. In that capacity he has organized, directed and optimized marketing, consumer focus group testing, market analysis and sales testing and he has negotiated and finalized plans and agreements with major U.S. distributors and retailers with respect to electronic cigarettes. Mr. Bartkowski has also been involved extensively in U.S. and international regulatory and legal issues affecting electronic cigarettes and tobacco issues. He previously provided investor relations and capital markets advisory services, including capital formation and M&A counsel for more than a dozen public companies. From April of 2013 until November of 2015 Mr. Bartkowski served on the board of directors and was an officer of the Smoke Free Alternatives Trade Association (SFATA), a leading international advocacy group for keeping e-cigarettes innovative, accessible and unencumbered by burdensome laws and regulations. Mr. Bartkowski received a B.A. in English from the University of Mary, an M.A. in English from North Dakota State University and a PhD in Adult Education.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

●	understands generally accepted accounting principles and financial statements;

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

●	understands internal controls over financial reporting; and

●	understands audit committee functions.

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

Code of Ethics and Conduct

We have adopted a Code of Ethics and Conduct which applies to our board of directors, our executive officers and our employees. The Code of Ethics and Conduct outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

●	conflicts of interest;

●	corporate opportunities;

●	public disclosure reporting;

●	confidentiality;

●	protection of company assets;

●	health and safety;

●	conflicts of interest; and

●	compliance with applicable laws.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Alexander Chong,	2015	0	0	0	285,394	0	0	0	285,394
Chief Executive Officer (1)	2014	0	0	0	0	0	0	0	0

(1) The amounts included in the “Option Awards” column represent the aggregate grant date fair value of stock options to purchase 2,100,000 shares of our common stock at an exercise price of $1.00 per share granted to Mr. Chong in 2015, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the notes to our consolidated financial statements appear later in this report

How the executive’s compensation is determined

Mr. Chong, who has served as our Chief Executive Officer since July 2014, does not presently receive cash compensation for his services to us. In December 2015 we issued him options to purchase 2,100,000 shares of our common stock at an exercise price of $1.00 per share as compensation for his services in 2015. The amount of compensation we may pay to Mr. Chong from time to time is in the discretion of the Board of Directors of which he is one of three members.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2015:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Alexander Chong	2,100,000	-	-	1.00	12/31/20	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 7, 2016, we had 75,160,000 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our Class A common stock as of April 7, 2016   by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our named executive officers, directors and director nominees as a group.

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%
Alexander Chong (1)	41,840,000	53.8%
William P. Bartkowski (2)	300,000	≤1%
Daniel Markes (3)	2,480,000	3.3%
Roger Nielsen (4)	2,500,000	3.3%
All officers and directors as a group (four persons) (1)(2)(3)(4)	47,120,000	61.1%

(1) Includes: (i) 23,400,000 shares of our common stock held of record by Alexander Chong Chinhak LLC; (ii) 25,000,000 shares of our common stock held of record by Chong Corporation; (iii) 500,000 shares of our common stock issuable upon the conversion of 500,000 shares of our 10% Series A convertible preferred stock held of record by Chong Corporation; and (iv) 2,100,000 shares of our common stock underlying options held by Mr. Chong with an exercise price of $1.00 per share. Mr. Chong has voting and dispositive control over the shares held of record by both of these entities.

(2) Includes 300,000 shares of our common stock underlying options with an exercise price of $1.00 per share.

(3) Includes: (i) 300,000 shares of our common stock underlying options with an exercise price of $1.00 per share; and (ii) 1,000,000 shares of our common stock owned by Paula Markes, his spouse.

(4) Includes 300,000 shares of our common stock underlying options with an exercise price of $1.00 per share.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans not approved by our stockholders:	0	-	-
Plans approved by stockholders:
2014 Equity Compensation Plan	3,000,000	$1.00	7,000,000

2014 Equity Compensation Plan

On August 19, 2014, our board of directors adopted our 2014 Equity Compensation Plan (the “2014 Plan”) initially covering 10,000,000 shares of common stock. On August 19, 2014 the holders of a majority of our issued and outstanding common stock approved the adoption of the 2014 Plan. The 2014 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 100,000 shares of common stock. The purpose of the 2014 Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. The 2014 Plan is administered by our board of directors. Plan options may either be:

●	incentive stock options (ISOs),

●	non-qualified options (NSOs),

●	awards of our common stock, or

●	rights to make direct purchases of our common stock which may be subject to certain restrictions.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As described earlier in this report under Item 1. Business, we are a party to the December 2013 Agreement with Chong Corporation, a related party. In addition, during 2016 we entered into January 2016 License Agreements with Chong Corporation related to certain additional patents and patent pending technology.

As described earlier in this report under Item 2. Description of Property, we lease our principal executive offices from an affiliate of Mr. Chong.

Prior to the acquisition of VapAria Solutions, it lent Chong Corporation, a related party, $6,490. The sum was repaid subsequent to the closing in July 2014.

During 2014 Chong Corporation loaned us $36,544 for working capital, which such amount remained outstanding at December 31, 2014. During 2015 we have repaid $10,000 of this advance. During 2015 Chong Corporation lent us an additional $147,000, and we have repaid $10,000 of this advance. Both loans are unsecured, non-interest bearing and are due on demand.

Director independence

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for 2015 and 2014.

	2015	2014

Audit Fees	$16,000	$12,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$16,000	$12,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2015 were pre-approved by the entire board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

●	Report of Independent Registered Public Accounting Firm

●	Consolidated balance sheets at December 31, 2015 and 2014

●	Consolidated statements of expenses for the years ended December 31, 2015 and 2014

●	Consolidated statements cash flows for the years ended December 31, 2015 and 2014

●	Consolidated statement of changes in stockholders’ equity (deficit) at December 31, 2015 and 2014

●	Notes to consolidated financial statements

(b) Exhibits.

2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders (incorporated by reference to Exhibit 2a to the Current Report on Form S-8 as filed on April 11, 2014).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-1, SEC File No. 333-165760, as filed on March 29, 2010, as amended (the “S-1”)).

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(c) to Post-Effective Amendment No. 4 to the S-1).

3.3	Certificate of Amendment o the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K as filed on August 21, 2014).

3.4	Bylaws (incorporated by reference to Exhibit 3(b) to the S-1).

10.1	Promissory Note in the principal amount of $50,000 from VapAria Corporation to Donald J. Bores (incorporated by reference to Exhibit 10(c) to the Post-Effective Amendment No. 2 to the S-1).

10.2	Exclusive License and Option to License Agreement dated December 31, 2013 by and between Chong Corporation and VapAria Corporation (incorporated by reference to Exhibit 10(b) to Post-Effective Amendment No. 1 to the S-1).

10.3	Intellectual Property Assignment Agreement dated August 1, 2010 between Alexander C. Chong, William P. Bartkowski and Chong Corporation (incorporated by reference to Exhibit 10(d) to Post-Effective Amendment No. 2 to the S-1).

10.4	2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K as filed on August 21, 2014).

10.5	Agreement to extend due date of promissory note to Donald J. Bores (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2014).

10.6	Convertible note dated July 14, 2014 in the principal amount of $40,000 together with Addendum dated September 1, 2014 and Addendum dated December 1, 2014 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2014).

10.7	Commercial Lease dated December 15, 2013 by and between 5550 Nicollet, LLC and VapAria Corporation (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2014).

10.8	Note Extension Agreement dated June 30, 2015 by Donald J. Bores (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015).

10.9	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 228 patent (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K as filed on January 29, 2016).

10.10	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 040 patent (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K as filed on January 29, 2016).

10.11	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 617 patent application (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K as filed on January 29, 2016).

10.12	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 939 patent application (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K as filed on January 29, 2016).

10.13	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 279 patent application (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K as filed on January 29, 2016).

10.14	Agreement dated December 13, 2015 to extend due date of promissory note to Donald J. Bores.

14.1	Code Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *

101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VapAria Corporation

April 8, 2016	By:	/s/ Alexander Chong
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

Name	Positions	Date

/s/ Alexander Chong	Chief Executive Officer, Chairman of the Board of Directors,	April 8, 2016
Alexander Chong	principal executive officer

/s/ William P. Bartkowski	President, Chief Operating Officer	April 8, 2016
William P. Bartkowski

/s/ Daniel Markes	Vice President, Chief Financial Officer, director	April 8, 2016
Daniel Markes

/s/ Roger Nielsen	Vice President, secretary, director	April 8, 2016
Roger Nielsen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

VapAria Corporation

Minneapolis, MN

We have audited the accompanying consolidated balance sheets of VapAria Corporation and its subsidiaries, (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VapAria Corporation and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP

www.malone-bailey.com

Houston, Texas

April 8, 2016

VapAria Corporation

Consolidated Balance Sheets

	December 31
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$5,915	$497
Prepaid expenses	3,524	-
Total Current Assets	9,439	497

Intellectual property, net	173,289	184,845

TOTAL ASSETS	182,728	$185,342

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$47,249	$36,436
Interest payable	16,210	8,210
Note payable	50,000	50,000
Convertible Note	40,000	40,000
Loan from related party	173,544	36,544
Total Current Liabilities	327,003	171,190

TOTAL LIABILITIES	327,003	171,190

STOCKHOLDERS’ EQUITY/(DEFICIT)

Preferred Stock: $0.0001 par value; 1,000,000 shares authorized; 500,000 shares issued and outstanding	50	50
Common Stock: $0.0001 par value; 100,000,000 shares authorized; 50,160,000 shares issued and outstanding at December 31, 2015 and 50,000,000 issued and outstanding at December 31, 2014	5,016	5,000
Additional paid-in capital	761,443	130,156
Accumulated deficit	(910,784)	(121,054)

TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(144,275)	14,152

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)	182,728	$185,342

See accompanying notes to consolidated financial statements

VapAria Corporation

Consolidated Statement of Expenses

	Year ended December 31
	2015	2014
Operating Expenses
General and Administrative	$492,328	$21,514
Research and Development	110,762	-
Professional Fees	128,191	43,634
Total Operating Expenses	731,281	65,148
Other Income/(Expense)	(8,449)	(5,854)
Net Loss	$739,730	$71,002

Basic and diluted loss per common share	$(0.01)	$0.00
Basic and diluted weighted average shares outstanding	50,142,767	41,868,493

See accompanying notes to consolidated financial statements

VapAria Corporation

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2015 and December 31, 2014

	Series A
	Preferred Stock		Common Stock
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2013	500,000	$50	36,000,000	3,600	193,211	(50,052)	$146,809

Reverse Merger Adjustment 7/31/2014			14,000,000	1,400	(63,055)		$(61,655)

Net Loss						(71,002)	$(71,002)

Balance, December 31, 2014	500,000	$50	50,000,000	5,000	130,156	(121,054)	$14,152

Common stock issued for cash			110,000	11	109,989		$110,000

Common stock issued for dividend			50,000	5	49,995	(50,000)	$-

Forgiven related party accounts payable					63,597		$63,597

Stock options granted					407,706		$407,706

Net loss						(739,730)	$(739,730)

Balance, December 31, 2015	500,000	$50	50,160,000	$5,016	$761,443	$(910,784)	$(144,275)

See accompanying notes to consolidated financial statements

VapAria Corporation

Consolidated Statement of Cash Flows

	Year ended December 31,
	2015	2014

Cash flows from operating activities
Net (loss)	$(739,730)	$(71,002)
Adjustments to reconcile net loss to net cash used in operations:
Amortized Expense	$11,556	11,556
Stock Options Expense	407,706	-
(increase) decrease in operating assets and liabilities:
Prepaid Expenses	(3,524)	3,000
Accounts Payable	74,410	2,137
Interest Payable	8,000	5,854
Net cash used by operating activities	(241,582)	(48,455)

Investing Activities
Principal proceeds from repayment of loan to related party	-	6,490
Cash receipt from reverse merger	-	8,057
Net Cash provided by (used in) investing activities	-	14,547

Cash flows from financing activities
Proceeds from Issuance of common stock for cash	110,000	-
Borrowing on debt with related party	147,000	32,010
Repayment to related party	(10,000)	-
Net Cash provided by financing activities	247,000	32,010

Net change in cash	5,418	(1,898)
Cash, beginning of period	497	2,395
Cash, end of period	$5,915	$497

Non cash investing and financing activities
Contribution to capital - forgiven payable related party	63,597	-
Dividends on Preferred Series A Stock	(50,000)	-
Reverse merger adjustments	-	61,655
Related Party loan borrowed for accounts payable	-	4,534
Contribution to capital - stock options	407,706	-

Supplementary Information
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to consolidated financial statements

VapAria Corporation

Notes to Consolidated Financial Statements

December 31, 2015

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

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

The Company is a specialty pharmaceutical company engaged in the research, design and development of methods and medicants to address chronic conditions with novel, vapor-centric approaches to pain management, appetite suppression, smoking cessation and various sleep disorders.

The Company has limited operations and, as of December 31, 2015, had no employees.

The Company has a fiscal year end of December 31.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2015 have been made. This summary of significant accounting policies is presented in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America (“GAAP”), and have been consistently applied in the preparation of the financial statements.

Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications – Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

Cash – For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

Earnings per Share Information - FASB ASC 260 “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

Income Tax – Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

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

If we believe our assets to be impaired, the impairment we will recognize will be the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write down will be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the useful lives of the assets. If a change were to occur in any of the above-mentioned factors or estimates, our reported results could materially change. There was no impairment at December 31, 2015 and December 31, 2014.

Intangible Assets – Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanged, the estimated fair values of the assets transferred if more clearly evident) are used to establish the cost basis, except when neither of the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Amortization of finite-lived intangible assets is computed over the useful life of the respective assets.

Intellectual Property – Intellectual property assets primarily represent rights acquired under technology licenses and are generally amortized on a straight-line basis over periods of benefit, ranging up to 17 years.

Accrued Research and Development Expenses - As part of the process of preparing our financial statements, we are required to estimate our accrued expenses, including research and development expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows in accruing service fees we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We do not anticipate the future settlement of existing accruals to differ materially from our estimates.

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

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. We granted 3,000,000 options in 2015 to the management team which were valued at $407,706.

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

Recent Accounting Pronouncements – During the fiscal year 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage. The Company is unaware of any relevant pronouncements in 2015.

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

NOTE 4 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we reported no activity the first two years and have experienced operating losses in 2015 and 2014. Under ACS 740 “Income Taxes”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The component of the Company’s deferred tax asset as of December 31, 2015 and 2014 are as follows:

The component of the Company’s deferred tax asset as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Net opening loss carry forward	$910,784	$121,054
Valuation allowance	(910,784)	(121,054)
Net deferred asset	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follow:

	December 31, 2015	December 31, 2014
Net opening loss carry forward	$318,774	$42,369
Valuation allowance	(318,774)	(42,369)
Net deferred asset	$—	$—

The Company did not pay any income taxes during the years ended December 31, 2015 or 2014.

The net federal operating loss carry forward will expire between December 31, 2033 and December 31, 2035.

NOTE 5 – STOCKHOLDER’S EQUITY

On July 31, 2014, OICco Acquisition IV, Inc. issued the VapAria Shareholders 36,000,000 shares of OICco common stock and 500,000 shares of our 10% Series A Convertible Preferred Stock in exchange for the common stock and preferred stock owned by the VapAria Shareholders. On July 31, 2014, the Company had 14,000,000 common shares outstanding immediately prior to the merger and net liabilities of $61,655.

As a result of the closing of this transaction, VapAria became wholly owned subsidiary of our company and its business and operations represent those of our company.

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

VapAria Solutions issued 500,000 shares of its 10% Series A Convertible Preferred Stock with a stated value of $1.00 per share as consideration under the exclusive License Agreement and Option to License Agreement (the “License Agreement”) on December 31, 2013. In July 2014 those shares were exchanged for an identical series of the Company’s 10% Series A convertible preferred stock. The 10% Series A convertible preferred stock pays the holder a 10% annual dividend in common stock and the shares of the 10% Series A convertible preferred stock become convertible into shares of the Company’s common stock five years from the date of issuance at a conversion rate of one share of the Company’s common stock for each share of the 10% Series A convertible preferred stock.

The License Agreement is with an affiliate of the Company, Chong Corporation, and it provides an exclusive license with industry standard royalty provisions for Chong’s intellectual property portfolio consisting of a Lobelia Patent 8,287,922 – issued October 16, 2012 – A method for lobelia delivery is provided comprising: providing a lobelia solution suitable for vaporization in a compact handheld device; providing the compact handheld device; vaporizing the lobelia solution at a low temperature upon activation by a user such that an effective serving of lobelia is provided to the user; Device Patent Application 20130199528 – A control system for a handheld vapor delivery device, comprising: a circuit configured to provide a precise amount of power from a power source to heat a heating element to a minimum required temperature to completely vaporize a predetermined volume of liquid, and control a precise duration of time to supply the precise amount of power to completely vaporize the predetermined volume of liquid at the required temperature. The application also utilizes alkaline battery chemistry and an enclosed cartridge that eliminates leaking and restricts adulteration; Tobacco Formula Patent Application 20130213417 – A tobacco solution prepared by a process and ingredients enabling vaporization at low temperature; and, Vaporized Medicants and Methods of Use Patent Application 20130072577 – Medicant solutions, i.e. suitable for vaporization at low temperature. Medicants or active ingredients that are covered by the application include energy boosters, analgesics, sleep aids, motion sickness remedies and erectile dysfunction remedies. In addition to providing the license, the Agreement also obligates the Company to continue to fund and manage the patent process on behalf of the current portfolio.

GAAP requires that intellectual property be carried on the balance sheet at the historical basis of the portfolio’s patent development. That historical carrying basis, incurred at the affiliate, Chong Corporation, and controlled by the Company’s Chairman and CEO, Alexander Chong, who also was deemed a controlling Company shareholder at the time of the License Agreement was determined to be $196,401 – the amount reflected on the Company’s balance sheet for the period ending December 31, 2013.

The Company amortized $11,556 during each of the fiscal years ending December 31, 2015 and December 2014 respectively in accordance with its policy to do a straight-line basis over periods of benefit of 17 years.

In January 2015 the Company sold 100,000 shares of common stock for $100,000 to a non-U.S. Person in a private transaction. No commission or finder’s fee were paid and the proceeds were used for working capital.

In January 2015 the Company also sold 10,000 shares of common stock for $10,000 to an investor in a private transaction. No commission or finder’s fee were paid and the proceeds were used for working capital.

In April 2015 we declared and issued 50,000 shares of our common stock to Chong Corporation as a dividend on our 10% Series A convertible preferred stock. The stock was valued at $1.00 per share.

In December 2015 the Company, in line with the Company’s 2014 Equity Compensation Plan, granted 3,000,000 non-qualified stock options to its management. These options were fully vested upon granting and have an exercise price of $1.00 per share. The options have a fair market value of $407,706 at December 31, 2015  as determined using the Black-Scholes model and were expensed in 2015. The exercise period terminates 5:00 pm Eastern Time December 31, 2020.

On December 31, 2015, the Company had 50,160,000 shares of common stock issued and outstanding.

Preferred Stock -- Under the terms of the 10% Series A convertible preferred stock the Company pays the holder a 10% annual dividend in common stock and the preferred becomes convertible to common stock five years from issuance at a conversion rate of one share of the Company’s common stock for each share of the 10% Series A convertible preferred stock. The 10% Series A convertible preferred stock is not redeemable at the holder’s option and has no voting rights.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

NOTE 6 – RELATED PARTY TRANSACTIONS

In February 2015 the Company repaid $10,000 previously borrowed from Chong Corporation, a related entity. In 2015 the Company borrowed an additional $147,000 from Chong Corporation. The balance outstanding at December 31, 2015 is $173,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three year lease expiring in December 2016 at an annual rent of $9,000. We have the right to renew the lease for an additional 12-month term at an annual rental of $9,180 upon 60-day notice prior to the expiration of the initial term. Rent was $9,000 for each year ending December 31, 2015 and December 31, 2014. As of December 31, 2015 $9,000 is due to 5550 Nicollet LLC.

See other related party transactions in note 9 – commitment and contingencies.

NOTE 7 – NOTE PAYABLE

As of December 31, 2015, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was originally due June 30, 2015 but the due date has been amended and, all principal and accrued interest is due and payable June 30, 2016. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 8 – CONVERTIBLE NOTE

The Company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the reverse merger. Following amendment to the date of maturity, the note now matures on July 31, 2016 and continues to bear interest at 10% per annum. The note is convertible into shares of our common stock at $0.08 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended to December 1, 2014. On December 1, 2014, the Company extended the note again to December 31, 2015. On December 31, 2015 the note was extended to July 31, 2016. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Relating to the License Agreement with Chong Corporation, a related party, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015, the Company is required to pay to Chong Corporation, a related entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The License Agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the fiscal year ended December 31, 2015, the amount of reimbursable costs was $63,497. Chong Corporation agreed to waive all reimbursements for 2015. Therefore, the reimbursements costs are recognized as additional contribution to paid in capital at December 31, 2015.

During April, 2015, the Company declared a dividend in the form of common shares for its 10% Series A convertible preferred stock in accordance with the designations, rights and preferences of the preferred stock. This 50,000 common share dividend with a fair value of $1 per share was issued on April 9, 2015.

Note 10 – SUBSEQUENT EVENTS

On January 28, 2016 the Company entered into five license agreements (the “January 2016 License Agreements”) with Chong Corporation, a related party, to which we were granted exclusive worldwide licenses for the following patented and patent pending technology:

U.S. Patent No.: 8,903228 issued on December 20, 2014 for a vapor delivery device;

U.S. Patent No.: 8,962,040 issued on February 24, 2015 for appetite suppression (hoodia);

U.S. Patent App. No.: 13/836,617 filed on March 18, 2013 for low temperature vaporization of a tobacco;

U.S. Patent App. No.: 13/453,939 filed on April 12, 2012 for an enhanced vapor delivery system; and

U.S. Patent App. No.: 14/629,279 filed on February 23, 2015 for a sleep aid (melatonin).

The terms of each of the January 2016 License Agreement is identical. Under the agreements, the Company was granted the rights to sublicense and/or produce and market products during the term of the agreement. As consideration for each of the January 2016 License Agreements we issued 5,000,000 shares of our common stock to Chong Corporation for each of the license agreements, for an aggregate issuance of 25,000,000 shares.  Under each agreement we agreed to pay Chong Corporation a royalty in the amount of $50,000 per annum in the first calendar year, and for each year thereafter for the remaining life of patent, in which the patent is issued and is licensed and/or commercialized with an acknowledged embodiment and/or use. Chong Corporation is responsible for all expenses and costs associated with protecting the patents from infringement and/or claims of infringement from other parties. The term of the license is for the life of the respective patent.

