Form 10-Q
period 2016-03-31
VapAria Corp
filed 2016-05-10
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2016

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,160,000 shares of common stock are issued and outstanding as of May 10, 2016.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, Part 1. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation formerly known as OICco Acquisition IV, Inc., and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”). In addition, “first quarter 2016” refers to the three months ended March 31, 2016, “first quarter 2015” refers to the three months ended March 31, 2015, “2016” refers to the year ending December 31, 2016 and “2015” refers to the year ended December 31, 2015.

Unless specifically set forth to the contrary, the information which appears on our web site at www.vaparia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

VapAria Corporation

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,642	$5,915
Prepaid expenses	10,909	3,524
Total Current Assets	21,551	9,439

Intellectual property, net	270,152	173,289

TOTAL ASSETS	$291,703	$182,728

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$48,974	$47,249
Interest payable	18,205	16,210
Note payable	50,000	50,000
Convertible note	40,000	40,000
Loan from related party	231,544	173,544
Total Current Liabilities	388,723	327,003

TOTAL LIABILITIES	388,723	327,003

STOCKHOLDERS’ DEFICIT
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; 500,000 shares issued and outstanding	50	50
Common Stock: $0.0001 par value; 100,000,000 shares authorized; 75,160,000 shares issued and outstanding at March 31, 2016 and 50,160,000 shares issued and outstanding at December 31, 2015	7,516	5,016
Additional paid-in capital	859,715	761,443
Accumulated deficit	(964,301)	(910,784)

TOTAL STOCKHOLDERS’ DEFICIT	(97,020)	(144,275)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$291,703	$182,728

See accompanying notes to consolidated unaudited financial statements

VapAria Corporation

Consolidated Statement of Expenses

(Unaudited)

	Three months ended March 31
	2016	2015
Operating Expenses
General and Administrative	$6,159	$5,187
Research and Development	22,715	25,000
Professional Fees	22,209	7,103
Total Operating Expenses	51,083	37,290
Other Income/(Expense)	(2,434)	(2,422)
Net (Loss)	$(53,517)	$(39,712)

Basic and diluted loss per common share	$(0.00)	(0.00)
Basic and diluted weighted average shares outstanding	67,467,692	50,094,556

See accompanying notes to consolidated unaudited financial statements

VapAria Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2016

(Unaudited)

	Series A
	Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2015	500,000	$50	50,160,000	5,016	761,443	(910,784)	$(144,275)

Common Stock issued			25,000,000	2,500	98,272		$100,772

Net Loss						(53,517)	$(53,517)

Balance, March 31, 2016	500,000	$50	75,160,000	$7,516	$859,715	$(964,301)	$(97,020)

See accompanying notes to consolidated unaudited financial statements

VapAria Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2016	2015

Cash flows from operating activities
Net (loss)	$(53,517)	$(39,712)
Adjustments to reconcile net loss to net cash used in operations:
Amortized Expense	3,909	2,889
(increase) decrease in operating assets and liabilities:
Prepaid Expenses	(7,385)	(7,398)
Accounts Payable	1,725	(22,231)
Interest Payable	1,995	1,973
Net cash used by operating activities	(53,273)	(64,479)

Cash flows from financing activities
Proceeds from Issuance of common stock for cash	-	110,000
Borrowing on debt with related party	58,000	-
Repayment to related party	-	(10,000)
Net Cash provided by financing activities	58,000	100,000

Net change in cash	4,727	35,521
Cash, beginning of period	5,915	497
Cash, end of period	$10,642	$36,018

Non cash investing and financing activities
Common stock issued for intellectual property licenses	100,772	-

Supplementary Information
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to consolidated unaudited financial statements

VapAria Corporation

Notes to Consolidated Unaudited Financial Statements

March 31, 2016

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

The Company has limited operations and, as of March 31, 2016, had no employees. However, its executive officers and directors have provided significant services to the Company without cash compensation.

The Company has a fiscal year end of December 31.

Basis of presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2016 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2015 audited financial statements appearing in its Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – STOCKHOLDER’S EQUITY

In January 2016 the Company issued 25,000,000 shares of common stock to Chong Corporation, a related entity, in exchange for five exclusive, worldwide license agreements. We issued 5,000,000 shares for each of the license agreements, for an aggregate issuance of 25,000,000 shares. In accordance with generally acceptable accounting principles (“GAAP”), the intellectual property is carried on the VapAria balance sheet at a fair value of $100,772. The five license agreements are as follows:

U.S. Patent No.: 8,903228 issued on December 20, 2014 for a vapor delivery device;

U.S. Patent No.: 8,962,040 issued on February 24, 2015 for vaporized appetite suppression (hoodia);

U.S. Patent No.: 9,254,002 issued on February 9, 2016- for vaporization of a tobacco formulation;

U.S. Patent No.: 9,283,180 issued on March 15, 2016- for a vaporized sleep aid- LTV-(melatonin); and

U.S. Patent App. No.: 13/453,939 filed on April 12, 2012 for an enhanced vapor delivery system.

On March 31, 2016, the Company had 75,160,000 shares of common stock issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

In January and March 2016 the Company borrowed from Chong Corporation, a related entity $24,000 and $34,000 respectively. The balance outstanding at March 31, 2016 is $231,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three-year lease expiring in December 2016 at an annual rent of $9,000. We have the right to renew the lease for an additional 12-month term at an annual rental of $9,180 upon 60-day notice prior to the expiration of the initial term. Rent was $2,250 for this three-month period in both 2016 and 2015. As of March 31, 2016 $8,250 is due to 5550 Nicollet LLC.

NOTE 5 – NOTE PAYABLE

As of March 31, 2016, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note, all principal and accrued interest is due and payable June 30, 2016.

NOTE 6 – CONVERTIBLE NOTE

The Company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the merger. The note matures on July 31, 2016 and continues to bear interest at 10% per annum. The note is convertible into shares of our common stock at $0.08 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended to December 1, 2014. On December 1, 2014, the Company extended the note again to December 31, 2015. On December 31, 2015 the note was again extended to July 31, 2016. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 7 – COMMITMENT AND CONTINGENCIES

Relating to the December 2013 Agreement with Chong Corporation, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015, the Company is required to pay to Chong Corporation, a related entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The December 31, 2013 Agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the three months ended March 31, 2016, there were no reimbursable costs.

Note 8 – SUBSEQUENT EVENTS

There are no subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three month periods ended March 31, 2016 and 2015 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2015, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview and plan of operations

We are a pre-clinical specialty pharmaceutical company. Prior to forming VapAria Solutions in 2010, our management had 30 years’ collective experience in vaporization and vapor delivery of medicants, having been partners in a joint venture with pioneers in the industry and having had undertaken significant work internationally researching and developing products, shepherding them through the patent process and introducing them into the U.S. wholesale and retail supply chain.

Our initial goal was to leverage rights we acquired in December 2013 (the “December 2013 Agreement”) from Chong Corporation, an affiliate, to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies under the December 2013 Agreement and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace.

On January 28, 2016, in a transaction contemplated in and consistent with the December 2013 Agreement, the Company entered into five license agreements (the “January 2016 License Agreements”) with Chong Corporation to which we were granted exclusive worldwide licenses for the following patented and patent pending technology:

U.S. Patent No.: 8,903228 issued on December 20, 2014 for a vapor delivery device;

U.S. Patent No.: 8,962,040 issued on February 24, 2015 for vaporized appetite suppression (hoodia);

U.S. Patent No.: 9,254,002 issued on February 9, 2016- for vaporization of a tobacco formulation;

U.S. Patent No.: 9,283,180 issued on March 15, 2016- for a vaporized sleep aid- LTV-(melatonin); and

U.S. Patent App. No.: 13/453,939 filed on April 12, 2012 for an enhanced vapor delivery system.

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

During 2015 and into the first quarter of 2016, in addition to discussions with third party financing sources, we have continued to engage in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy.

During the third quarter of 2015 we adjusted our business focus owing to continuing research, development and design throughout the past 12 months and, as a result, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. We took delivery of a prototype in February 2016, tested and de-bugged the unit, and then ordered an additional 20 units. We expect to take delivery of these units in the second quarter of 2016.

We are presently committed to developing and commercializing methods and medicants to address chronic conditions with novel, vapor-centric approaches to pain management, appetite suppression, mood enhancement, smoking cessation and various sleep disorders and doing so as a specialty pharmaceutical company. Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Historically we have relied upon on a loan of $73,000, and the $110,000 from the sale of our securities in private transactions that occurred in the first quarter of 2015 to provide working capital. In 2015 we received loans from an affiliated party totaling $147,000. In the first quarter of 2016, we received an additional $58,000 in loans from the affiliated party. Our management has worked without cash compensation. In the first quarter of 2016, the proceeds from the loan were used to pay expenses associated with research, development and design, patent protection prosecution activities and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

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

Going concern

For the first quarter of 2016 we reported a net loss of $53,517 and net cash used in operating activities of $53,273. For 2015 we reported a net loss of $739,730 and net cash used in operations of $241. At March 31, 2016 we had cash on hand of $10,642 and an accumulated deficit of $964,301. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in either the first quarter of 2016 or the first quarter of 2015. Our total operating expenses for the first quarter of 2016 increased 34.8% over those reported in the comparable period in 2015. This increase was primarily related to an increase in audit fees, legal fees and other ancillary fees associated with the Company’s status as fully reporting public company.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2016 we had $10,642 in cash and cash equivalents and a working capital deficit of $367,172 as compared to $5,915 in cash and cash equivalents and a working capital deficit of $317,564 at December 31, 2015. Our sole source of operating capital during the quarter came from additional borrowing from a related party which lent us an additional $58,000.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. During the second quarter of 2015, the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from June 30, 2015 to December 31, 2015 and then, subsequently to June 30, 2016. The remaining note in the principal amount of $40,000 is convertible into 500,000 shares of our common stock at the option of the holder and is now due July 31, 2016. While there are no assurances the holder will elect to convert the note, in that event we granted the holder demand and piggyback registration rights over those shares. We also owe a related party $231,544 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $53,273 of cash in our operating activities for the quarter ended March 31, 2016 compared to $64,479 used by our operating activities for the same three-month period in 2015. The reduction in cash used in our operating activities, exclusive of non-cash adjustments, was primarily attributable to the increase in our accounts payable, offset by the increase in our net loss.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in either the first quarter of 2016 or the first quarter of 2015.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first quarter of 2016 consisted of borrowings of $58,000 from Chong Corporation, a related entity, compared to a net of $100,000 in the first quarter of 2015, reflecting $110,000 in stock sales and the repayment of $10,000 to a related party.

Non cash investing and financing activities

We recognized $100,772 when we issued 25,000,000 shares of common stock to Chong Corporation in a transaction described earlier in this report.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited consolidated financial statements for the first quarter of 2016 appearing elsewhere in this report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of continuing material weakness in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the year ended December 31, 2015. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources during 2016 in an effort to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

VapAria Corporation

May 10, 2016	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

May 10, 2016	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

