Form 10-Q
period 2016-06-30
VapAria Corp
filed 2016-08-11
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2016

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

[X] Yes [  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,210,000 shares of common stock are issued and outstanding as of August 11, 2016.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation formerly known as OICco Acquisition IV, Inc., and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”). In addition, “second quarter 2016” refers to the three months ended June 30, 2016, “second quarter 2015” refers to the three months ended June 30, 2015, “first half of 2016” refers to the six months ended June 30, 2016 and “first half of 2015” refers to the six months ended June 30, 2015. “2016” refers to the year ending December 31, 2016 and “2015” refers to the year ended December 31, 2015.

Unless specifically set forth to the contrary, the information which appears on our web site at www.vaparia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

VapAria Corporation

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,868	$5,915
Prepaid expenses	5,903	3,524
Total Current Assets	14,771	9,439
Intellectual property, net	265,781	173,289
TOTAL ASSETS	$280,552	$182,728
LIABILITIES & STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$46,254	$47,249
Accrued Expenses	2,250	-
Interest payable	20,199	16,210
Note payable	50,000	50,000
Convertible Note	40,000	40,000
Loan from related party	289,544	173,544
Total Current Liabilities	448,247	327,003

TOTAL LIABILITIES	448,247	327,003

STOCKHOLDERS’ DEFICIT
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; 500,000 shares issued and outstanding	50	50
Common Stock: $0.0001 par value; 100,000,000 shares authorized; 75,210,000 shares issued and outstanding at June 30, 2016 and 50,160,000 shares issued and outstanding at December 31, 2015	7,521	5,016
Additional paid-in capital	867,210	761,443
Accumulated deficit	(1,042,476)	(910,784)

TOTAL STOCKHOLDERS’ DEFICIT	(167,695)	(144,275)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$280,552	$182,728

See accompanying notes to consolidated unaudited financial statements

VapAria Corporation

Consolidated Statement of Expenses

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating Expenses
General and Administrative	$7,889	$34,490	$14,048	$39,677
Research and Development	38,253	2,115	60,968	27,115
Professional Fees	22,539	59,481	44,748	66,584
Total Operating Expenses	68,681	96,086	119,764	133,376
Other Income/(Expense)	(1,994)	(1,994)	(4,428)	(4,416)
Net (Loss)	$(70,675)	$(98,080)	$(124,192)	$(137,792)

Stock dividend	7,500	50,000	7,500	50,000

Net (Loss) available to common stockholders	(78,175)	(148,080)	(131,692)	(187,792)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average shares outstanding	75,181,429	50,155,604	71,324,560	50,125,249

See accompanying notes to consolidated unaudited financial statements

VapAria Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

For the six months ended June 30, 2016

(Unaudited)

	Series A Preferred Stock		Common Stock
		$0.0001		$0.0001	Additional
	Number of	Par	Number of	Par	Paid in	Accumulated
	shares	Value	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2015	500,000	$50	50,160,000	$5,016	$761,443	$(910,784)	$(144,275)

Common Stock issued			25,000,000	2,500	98,272		$100,772

Common stock issued for dividend			50,000	5	7,495	(7,500)	$-

Net Loss						(124,192)	$(124,192)

Balance, June 30, 2016	500,000	$50	75,210,000	$7,521	$867,210	$(1,042,476)	$(167,695)

See accompanying notes to consolidated unaudited financial statements

VapAria Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities
Net (loss)	$(124,192)	$(137,792)
Adjustments to reconcile net loss to net cash used in operations:
Amortized Expense	8,280	5,778
(increase) decrease in operating assets and liabilities:
Prepaid Expenses	(2,379)	(3,524)
Accrued Expenses	2,250	-
Accounts Payable	(995)	20,968
Interest Payable	3,989	3,967
Net cash used by operating activities	(113,047)	(110,603)

Cash flows from financing activities
Proceeds from Issuance of common stock for cash	-	110,000
Borrowing on debt with related party	116,000	23,000
Repayment to related party	-	(10,000)
Net Cash provided by financing activities	116,000	123,000

Net change in cash	2,953	12,397
Cash, beginning of period	5,915	497
Cash, end of period	$8,868	$12,894

Supplementary Information
Interest	$-	$-
Income Taxes	$-	$-

Non cash investing and financing activities
Common stock issued for intellectual property licenses	100,772	-
Dividends on Preferred Series A stock	(7,500)	(50,000)
Forgiven related party accounts payable	-	29,350

See accompanying notes to consolidated unaudited financial statements

VAPARIA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

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

The Company has limited operations and, as of June 30, 2016, had no employees. However, its executive officers and directors have provided significant services to the Company without cash compensation.

The Company has a fiscal year end of December 31.

Basis of presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2016 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2015 audited financial statements appearing in its Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

VAPARIA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION (continued)

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

On May 23, 2016 the Company paid an annual dividend of 50,000 shares of common stock to the sole shareholder of our Series A Preferred Stock, Chong Corporation, a related party.

On June 30, 2016, the Company had 75,210,000 shares of common stock issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the second quarter the Company borrowed from Chong Corporation, a related entity, $58,000. The balance outstanding at June 30, 2016 is $289,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three-year lease expiring in December 2016 at an annual rent of $9,000. We have the right to renew the lease for an additional 12-month term at an annual rental of $9,180 upon 60-day notice prior to the expiration of the initial term. Rent was $2,250 for this three-month period in both 2016 and 2015. As of June 30, 2016, $9,750 is due to 5550 Nicollet LLC.

NOTE 5 – NOTE PAYABLE

As of June 30, 2016, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was extended June 30, 2016 and all principal and accrued interest is now due and payable December 31, 2016.

VAPARIA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 6 – CONVERTIBLE NOTE

The Company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the share exchange. The note was recently extended to mature on December 31, 2016 and continues to bear interest at 10% per annum. The note is convertible into shares of our common stock at $0.08 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended to December 1, 2014. On December 1, 2014, the Company extended the note again to December 31, 2015. On December 31, 2015 the note was again extended to July 31, 2016 and on July 31, 2016 it was extended to December 31, 2016. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 7 – COMMITMENT AND CONTINGENCIES

Relating to the December 2013 Agreement with Chong Corporation, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015, the Company is required to pay to Chong Corporation, a related entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The December 31, 2013 Agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the three months ended June 30, 2016, there were no reimbursable costs.

Note 8 – SUBSEQUENT EVENTS

On July 26, 2016, the United States Patent and Trademark Office issued US Patent No.: 9,399,110 related to US Patent Application No.: 13/453,939 filed on April 12, 2012 for an enhanced vapor delivery system. The issuance of this patent means that the entire IP portfolio licensed by the Company in the January 2016 license agreement, which then included a total of four patents and one patent application, is now five patents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six month periods ended June 30, 2016 and 2015 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forwardlooking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forwardlooking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2015, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forwardlooking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forwardlooking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies under the December 2013 Agreement and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. During the first half of 2016, in addition to discussions with third party financing sources, we continued to engage in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy.

In mid-2015 we adjusted our business focus owing to continuing research, development and design throughout and, as a result, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. In the first half of 2016 and 2015 we spent $60,968 and $27,115 respectively, in research and development costs related to these efforts. The first prototype was completed in the first quarter of 2016 and in the third quarter of 2016 we expect to enter into IND-enabling studies that should take from pre-clinical stage to clinical stage and make the FDA 505(b)(2) pathway to regulatory approval and commercialization available to us. The cost of these activities are expected to be funded with the $1,000,0000 to $2,000,000 that we need to raise in the next 12 months to remain a going concern. If we are unable to raise sufficient capital to fund these costs, our ability to continue our commercialization efforts will be adversely impacted.

Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Historically we have relied upon on related party loans that, as of June 30, 2016, total $289,544, and the $110,000 from the sale of our securities in private transactions that occurred in the first quarter of 2015 to provide working capital. Our management has worked without cash compensation. In the first half of 2016, the loan increased by $116,000 and these proceeds were used to pay expenses associated with research, development and design, patent protection prosecution activities and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

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

Going concern

For the second quarter of 2016 we reported a net loss of $70,675 compared to a net loss of $98,080 for the same period in 2015. For the six months ended June 30, 2016 we reported a net loss of $124,192 and net cash used in operating activities of $113,047. For the first six months of 2015 we reported a net loss of $137,792 and net cash used in operations of $110,603. At June 30, 2016 we had cash on hand of $8,868, a working capital deficit of $433,476 and an accumulated deficit of $1,042,476. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in any of the 2016 or 2015 periods. Our total operating expenses for the second quarter of 2016 decreased 28% over those reported in the comparable period in 2015 and 10% for the first six months of 2016 as compared to the first six months of 2015. General and administrative expenses, which include amortization, rent, non-cash compensation and IP related expenses, decreased 77% in in the second quarter of 2016 when compared to the same period in 2015 and 65% for the first six months of 2016 from the first six months of 2015. The amounts recorded in the second quarter of 2015 reflected one-time costs associated with IP maintenance.

Research and development expenses increased significantly in the second quarter and first six months of 2016 from the comparable 2015 periods as described above. Professional fees decreased 62% for the second quarter of 2016 and 33% for the first six months of 2016 from the comparable 2015 periods. The decreases in the 2016 periods over the comparable 2015 periods is directly attributable to higher legal fees related to due diligence costs associated with ongoing discussions and negotiations with potential licensees or product development partners in the prior year. During 2015 we also incurred one-time legal fees associated with securing a freedom to operate opinion for which there was not a comparable expense in 2016.

We expect that our operating expenses will now increase as we continue to develop our business and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in general overhead, salaries for personnel and technical resources, as well as increased costs associated with our SEC reporting obligations. However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2016 we had $8,868 in cash and cash equivalents and a working capital deficit of $433,476 as compared to $5,915 in cash and cash equivalents and a working capital deficit of $317,564 at December 31, 2015. Our current liabilities increased 37% at June 30, 2016 from December 31, 2015, reflecting interest payable and loan to a related party. Our principal source of operating capital during the first half of 2016 came from additional borrowing from a related party which lent us an additional $116,000.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. During the second quarter of 2016, the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from June 30, 2016 to December 31, 2016. The remaining note in the principal amount of $40,000 is convertible into 500,000 shares of our common stock at the option of the holder and is now due December 31, 2016. While there are no assurances the holder will elect to convert the note, in that event we granted the holder demand and piggyback registration rights over those shares. We also owe a related party $289,544 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $113,047 of cash in our operating activities in the first six months of 2016 a slight increase when compared to $110,603 used by our operating activities in the same period in 2015. The change, net of non-cash items, is primarily attributable to an increase in accrued expenses.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in the first six months of 2016 or 2015.

Net Cash Provided by Financing Activities

Net cash provided by financing for the first half of 2016 consisted of $116,000 in borrowings of from Chong Corporation compared to a capital raise of $110,000 and the net borrowing of $13,000 from Chong Corporation in the first six months of 2015.

Non cash investing and financing activities

Dividends of common stock issued on the shares of outstanding Series A 10% convertible preferred stock resulted in $7,500 in non-cash financing.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited consolidated financial statements for the first quarter of 2016 appearing elsewhere in this report.

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

Item 5. Other Information.

On June 30, 2016, the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from June 30, 2016 to December 31, 2016. A copy of the note extension is filed as Exhibit 10.15 to this report.

On July 31, 2016 the holder of a $40,000 convertible agreed to the extension of the due date of the note from July 31, 2016 to December 31, 2016. A copy of the note extension is files as Exhibit 10.16 to this report.

Item 6. Exhibits.

No.	Description

10.15	Agreement to Extend dated June 30, 2016 for promissory note due Donald J. Bores Sr. *
10.16	Addendum dated July 31, 2016 to Convertible Note due Artemisa Holdings, Inc. *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VapAria Corporation

August 11, 2016	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

August 11, 2016	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

