Form 10-Q
period 2016-09-30
VapAria Corp
filed 2016-11-09
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2016

or

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

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,210,000 shares of common stock are issued and outstanding as of November 09, 2016.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation formerly known as OICco Acquisition IV, Inc., and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”). In addition, “third quarter 2016” refers to the three months ended September 30, 2016, “third quarter 2015” refers to the three months ended September 30, 2015, “first nine months of 2016” refers to the nine months ended September30, 2016 and “first nine months of 2015” refers to the nine months ended September 30, 2015. “2016” refers to the year ending December 31, 2016 and “2015” refers to the year ended December 31, 2015.

Unless specifically set forth to the contrary, the information which appears on our web site at www.vaparia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

VapAria Corporation

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,459	$5,915
Prepaid expenses	4,821	3,524
Total Current Assets	9,280	9,439

Intellectual property, net	261,410	173,289

TOTAL ASSETS	$270,690	$182,728

LIABILITIES & STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$45,701	$47,249
Interest payable	22,216	16,210
Note payable	50,000	50,000
Convertible Note	40,000	40,000
Loan from related party	339,544	173,544
Total Current Liabilities	497,461	327,003

TOTAL LIABILITIES	497,461	327,003

STOCKHOLDERS’ DEFICIT
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; 500,000 shares issued and outstanding	50	50
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 75,210,000 shares issued and outstanding at September 30, 2016 and 50,160,000 shares issued and outstanding at December 31, 2015	7,521	5,016
Additional paid-in capital	867,210	761,443
Accumulated deficit	(1,101,552)	(910,784)

TOTAL STOCKHOLDERS’ DEFICIT	(226,771)	(144,275)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$270,690	$182,728

See accompanying notes to consolidated unaudited financial statements

VapAria Corporation

Consolidated Statement of Expenses

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating Expenses
General and Administrative	$7,676	$20,055	$21,724	$59,732
Research and Development	34,204	42,201	95,172	69,316
Professional Fees	15,180	46,022	59,928	112,606
Total Operating Expenses	57,060	108,278	176,824	241,654
Other Income/(Expense)	(2,016)	(2,017)	(6,444)	(6,433)
Net (Loss)	$(59,076)	$(110,295)	$(183,268)	$(248,087)

Stock dividend			7,500	50,000

Net (Loss) available to common stockholders	(59,076)	(110,295)	(190,768)	(298,087)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.01)
Basic and diluted weighted average shares outstanding	75,210,000	50,160,000	72,629,161	50,136,960

See accompanying notes to consolidated unaudited financial statements

VapAria Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2016

(Unaudited)

	Series A
	Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2015	500,000	$50	50,160,000	$5,016	$761,443	$(910,784)	$(144,275)

Common Stock issued			25,000,000	2,500	98,272		$100,772

Common stock issued for dividend			50,000	5	7,495	(7,500)	$-

Net Loss						(183,268)	$(183,268)

Balance, September 30, 2016	500,000	$50	75,210,000	$7,521	$867,210	$(1,101,552)	$(226,771)

See accompanying notes to consolidated unaudited financial statements

VapAria Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net (loss)	$(183,268)	$(248,087)
Adjustments to reconcile net loss to net cash used in operations:
Amortized Expense	12,651	8,667
(increase) decrease in operating assets and liabilities:
Prepaid Expenses	(1,297)	(3,524)
Accounts Payable	(1,548)	78,877
Interest Payable	6,006	5,984
Net cash used by operating activities	(167,456)	(158,083)

Cash flows from financing activities
Proceeds from Issuance of common stock for cash	-	110,000
Borrowing on debt with related party	166,000	61,000
Repayment to related party	-	(10,000)
Net Cash provided by financing activities	166,000	161,000

Net change in cash	(1,456)	2,917
Cash, beginning of period	5,915	497
Cash, end of period	$4,459	$3,414

Supplementary Information
Interest	$-	$-
Income Taxes	$-	$-

Non cash investing and financing activities
Common stock isued for intellectual property licenses	100,772	-
Dividends on Preferred Series A stock	(7,500)	(50,000)
Forgiven related party accounts payble	-	44,088

See accompanying notes to consolidated unaudited financial statements

VAPARIA CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The Company has limited operations and, as of September 30, 2016, had no employees. However, its executive officers and directors have provided significant services to the Company without cash compensation.

The Company has a fiscal year end of December 31.

Basis of presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2016 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2015 audited financial statements appearing in its Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

Reclassifications – Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has limited cash and no source of revenue sufficient to cover its operations costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital.

NOTE 3 – STOCKHOLDER’S EQUITY

In January 2016 the Company issued 25,000,000 shares of common stock to Chong Corporation, a related entity, in exchange for five exclusive, worldwide license agreements. We issued 5,000,000 shares for each of the license agreements, for an aggregate issuance of 25,000,000 shares. In accordance with GAAP, the intellectual property is carried on the VapAria balance sheet at a fair value of $100,772. The five license agreements are as follows:

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

On September 30, 2016, the Company had 75,210,000 shares of common stock issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the third quarter the Company borrowed from Chong Corporation, a related entity, an additional $50,000. The balance outstanding at September 30, 2016 is $339,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three-year lease expiring in December 2016 at an annual rent of $9,000. We have the right to renew the lease for an additional 12-month term at an annual rental of $9,180 upon 60-day notice prior to the expiration of the initial term. Rent was $2,250 for this three-month period in both 2016 and 2015. As of September 30, 2016, $10,500 is due to 5550 Nicollet LLC.

NOTE 5 – NOTE PAYABLE

As of September 30, 2016, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was extended June 30, 2016 and all principal and accrued interest is now due and payable December 31, 2016.

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

The December 31, 2013 Agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the nine months ended September 30, 2016, there were no reimbursable costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and nine month periods ended September 30, 2016 and 2015 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forwardlooking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forwardlooking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2015, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forwardlooking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forwardlooking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies under the December 2013 Agreement and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. During the first nine months of 2016, in addition to discussions with third party financing sources, we continued to engage in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy.

In mid-2015 we adjusted our business focus owing to continuing research, development and design throughout and, thus, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. In the first nine months of 2016 and 2015 we spent $95,172 and $69,316 respectively, in research and development costs related to these efforts. The first stage prototype was completed in the first quarter of 2016, the second stage prototypes were delivered in the second quarter of 2016 and in the third quarter of 2016 we engaged an industry expert with 28 years of relevant experience to design IND-enabling studies that should take from pre-clinical stage to clinical stage and make the FDA 505(b)(2) pathway to regulatory approval and commercialization available to us. Certain of the costs associated with these studies are expected to be funded with the $1,000,0000 to $2,000,000 that we need to raise in the next 12 months to remain a going concern. If we are unable to raise sufficient capital to fund these costs, our ability to continue our commercialization efforts will be adversely impacted.

Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Historically we have relied upon related party loans that, as of September 30, 2016, total $339,544, and the $110,000 from the sale of our securities in private transactions that occurred in the first quarter of 2015 to provide working capital. Our management has worked without cash compensation. In the first nine months of 2016, the loan increased by $166,000 and these proceeds were used to pay expenses associated with research, development and design, patent protection prosecution activities and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

We may seek to raise the necessary capital through future public or private debt or equity offerings of our securities, although we do not have any commitments from any third parties to provide any capital to us. While we believe that the exclusive rights to the proprietary technology on which our business is predicated could provide us with a significant competitive advantage if we can bring one or more products to market, our ability to accomplish that in the near term is dependent on a successful prototype and positive pre-clinical assessments of the prototype. Given the current lack of a public market for our common stock, our status as a pre-clinical stage company and the difficulties small companies experience in accessing the capital markets, we expect to encounter difficulties in pursuing public or private capital raises. We may also seek to minimize our capital needs by securing partnerships or joint ventures with well capitalized companies in the pharmaceutical or OTC consumer products industries. Until such time as we are able to raise all or a portion of the necessary capital, our ability to continue to implement our business plan will be in jeopardy.

Going concern

For the third quarter of 2016 we reported a net loss of $59,076 compared to a net loss of $110,295 for the same period in 2015. For the nine months ended September 30, 2016 we reported a net loss of $183,268 and net cash used in operating activities of $167,456. For the first nine months of 2015 we reported a net loss of $248,087 and net cash used in operations of $158,083. At September 30, 2016 we had cash on hand of $4,459, a working capital deficit of $488,181 and an accumulated deficit of $1,101,552. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in any of the 2016 or 2015 periods. Our total operating expenses for the third quarter of 2016 decreased 47% over those reported in the comparable period in 2015 and 27% for the first nine months of 2016 as compared to the first nine months of 2015. General and administrative expenses, which include amortization, rent, non-cash compensation and IP related expenses, decreased 62% in in the third quarter of 2016 when compared to the same period in 2015 and 64% for the first nine months of 2016 from the first nine months of 2015. The amounts recorded in 2015 reflect a one-time cost associated with IP maintenance so the decrease seen in the first nine months of 2016 compared to the same period in 2015 is expected.

Research and development expenses decreased in the third quarter of 2016 by 19% from the comparable 2015 period. For the nine months ended September 30, 2016 the overall increase over the same period in 2015 is 37%. Professional fees decreased 67% for the third quarter of 2016 and 47% for the first nine months of 2016 from the comparable 2015 periods. The decreases in the 2016 periods over the comparable 2015 periods is directly attributable to higher legal fees incurred in 2015 relating to due diligence costs associated with ongoing discussions and negotiations with potential licensees or product development partners. During 2015 we also incurred one-time legal fees associated with securing a freedom to operate opinion for which there was not a comparable expense in 2016.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2016 we had $4,459 in cash and cash equivalents and a working capital deficit of $488,181 as compared to $5,915 in cash and cash equivalents and a working capital deficit of $317,564 at December 31, 2015. Our current liabilities increased 52% at September 30, 2016 from December 31, 2015, reflecting increases in interest payable and in the loan amount from a related party. Our principal source of operating capital during the first nine months of 2016 came from additional borrowing from a related party which lent us an additional $166,000.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. In June 2016, the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from June 30, 2016 to December 31, 2016. The remaining note in the principal amount of $40,000 is convertible into 500,000 shares of our common stock at the option of the holder and is now due December 31, 2016. While there are no assurances the holder will elect to convert the note, in that event we granted the holder demand and piggyback registration rights for those shares. We also owe a related party $339,544 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $167,456 of cash in our operating activities in the first nine months of 2016 a slight increase when compared to $158,083 used by our operating activities in the same period in 2015.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in the first nine months of 2016 or 2015.

Net Cash Provided by Financing Activities

Net cash provided by financing for the first nine months of 2016 consisted of $166,000 in borrowings from Chong Corporation, a related party, compared to a capital raise of $110,000 and the net borrowing of $51,000 from Chong Corporation in the first nine months of 2015.

Non cash investing and financing activities

Dividends of common stock issued on the shares of outstanding Series A 10% convertible preferred stock resulted in $7,500 in non-cash financing.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited consolidated financial statements for the third quarter of 2016 appearing elsewhere in this report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rules 13a 15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 5. Other Information.

None, except as previously reported.

Item 6. Exhibits.

No.	Description

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VapAria Corporation

November 9, 2016	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

November 9, 2016	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

