Form 10-K
period 2016-12-31
VapAria Corp
filed 2017-04-17
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

[  ] Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes [  ] No

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

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]
		If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,210,000 shares of common stock are issued and outstanding as of March 20, 2017.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation, and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation formerly (“VapAria Solutions”). In addition, “2016” refers to the year ended December 31, 2016, “2015” refers to the year ended December 31, 2015 and “2017” refers to the year ending December 31, 2017. The information which appears on our web site at www.vaparia.com is not part of this report.

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

In late 2015 we adjusted our business focus owing to continuing research, development and design and, as a result, completed a full design of a product embodiment based on our proprietary technology, authorized the production of a fully functional prototype and sought to schedule pre-clinical assessments for the subsequent round of prototypes. The production of the first prototype ran behind schedule and we took delivery of it in February 2016. Following a “de-bugging” process, a subsequent order for 20 prototypes was placed and we took delivery of the prototypes in late Spring 2016. Since taking delivery, we have programmed certain of them for specific demonstrations and we have been actively demonstrating them to potential partners and investors since then, including into the first calendar quarter of 2017. In addition, in the third quarter of 2016, we engaged an industry expert with 28 years of relevant experience to design IND-enabling studies that should take us from pre-clinical stage to clinical stage and make the FDA 505(b)(2) pathway to regulatory approval and commercialization available to us.

Licensed intellectual property rights

Effective December 31, 2013, VapAria Solutions entered into an Exclusive License and Option to License Agreement (the “December 2013 Agreement”) with the Chong Corporation, a corporation owned and controlled by Alexander Chong, our CEO and a member of our board of directors. The December 2013 Agreement is for the Chong Corporation’s intellectual property portfolio described below and provided a license for the following patent:

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

Under the terms of the December 2013 Agreement we were also granted options to license the following patent applications:

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

In addition to the License Issue Fee, we are obligated to pay a 3% royalty, beginning January 1, 2015, of not less than $50,000 per year, beginning in the calendar year in which the first licensed products or licensed services takes place. No royalty fees were due in 2015 or 2016. We were also required to commercialize a product by December 31, 2015. The license, subject to option, was exercisable at any time during the term of the December 2013 Agreement at an option price not higher than $5 million, which may be payable in cash, equity or note. We exercised this option in January 2016 as described later in this report. The December 2013 Agreement also provides that the Chong Corporation will prosecute and maintain the patent applications and patents under patent rights subject to our reimbursement of out-of-pocket costs.

In addition, and beginning on the date of the December 2013 Agreement, ongoing patent development, patent prosecution, intellectual property portfolio enhancements are being undertaken by Messrs. Chong and Bartkowski under the auspices of Chong Corporation pursuant to Section 13 of the December 2013 Agreement. This activity continued throughout 2015 and 2016. While the terms of the December 2013 Agreement provide that we are responsible for reimbursing Chong Corporation for all past, present and future costs for preparing, filing, prosecuting and maintaining all patent applications and patents which are licensed to us under the terms of the December 2013 Agreement, in January of 2016 Chong Corporation agreed to waive all such reimbursements for all costs incurred through December 31, 2015 and 2016.

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

The terms of each January 2016 License Agreement is identical. Under the agreements, we were granted the rights to sublicense and/or produce and market products during the term of the agreement. As consideration for each of these January 2016 License Agreements we issued Chong Corporation 5,000,000 shares of our common stock, for an aggregate issuance of 25,000,000 shares. Under each agreement, we agreed to pay Chong a royalty in the amount of $50,000 per annum in the first calendar year, and for each year thereafter for the remaining life of the patent, in which the patent is issued and is licensed and/or commercialized with an acknowledged embodiment and/or use. We did not incur any royalty fees during 2016. Chong is responsible for the payment of all expenses and costs associated with protecting the patents from infringement and/or from claims of infringement from other parties. The term of the license is for the life of the respective patent, subject to earlier termination by either party in the event of a default, which includes a non-payment of any monetary obligations under the terms of the January 2016 License Agreement, or a breach of any representation or warranty.

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

Pharmaceutical opportunities

Pain Management/Abuse-deterrent Opioid Delivery. According to BCC Market Research the total, annual, global market for therapeutic pain management is expected to reach $45 billion by 2019. However, most of that market is dominated by prescriptive and/or clinical use of opioids. Prescriptive opioid abuse and the addiction that it so often leads to, with the consequences of overdose death and the increase in transition to the use of illegal street drugs such as heroin, now constitute a significant public health crisis in the U.S.

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

On February 20, 2016, we completed building a fully functioning prototype of our patented and patent-pending pulmonary drug delivery device. We also received an allowance for our second patent on the device. This patent was issued on July 26, 2016. We believe that these events, coupled with the recent FDA statements referenced above, make it timely and important for us to move the opioid delivery system to the lead position in our commercialization and clinical development.

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

Appetite Suppression. About 34% of all Americans are overweight when measured by the Body Mass Index or BMI and the trend is moving up. According to a 2015 report by Marketdata Enterprises, Inc., at any given point in time there are an estimated 72 million dieters in America—with about 70% of this number attempting to lose weight by themselves, i.e. without medical or program supervision. The annual growth for what is defined as the U.S. weight loss market has been 6% and the market is expected to approach $91 billion by year-end 2019. This market includes prescription diet drugs, structured programs like Weight Watchers, meal replacements, OTC diet pills, mail order plans, diet websites and fad diet books. We have herbal formulas that can be vaporized, ingested as a mist and suppress the user’s feeling of hunger and/or craving for snacks at times other than traditionally scheduled meal times. Like the energy formulation, the appetite suppression formulation will provide its desired effect in less than 30 seconds after ingestion, providing relatively instant feelings of fullness, effectively suppressing appetite and the urge to imprudently snack. The method of delivery with respect to this product enjoys similar attributes to the energy product in that it delivers its desired effect without certain and specific side effects, including, but not limited to nausea, headaches and dizziness.

Sleep Aids. Sleep has finally emerged from the darkness as a critical American health issue. According to the American Sleep Association, every year approximately 40 million Americans are affected by chronic, long-term sleep disorders. Restless nights followed by sluggish, anxious days have led a growing number of consumers to seek relief and physical and emotional rejuvenation from a diverse and fragmented market of mainstream and alternative products that aid sleep or relaxation. As more Americans become aware that sleep is as important as food or exercise, we believe that consumers will look for traditional and alternative sleep aid products. Packaged Facts, a U.S. research firm, estimates that by 2019 the annual market size of the U.S. OTC sleep aid market will approach $1 billion. Once again in this market, we have proprietary formulations of herbal remedies that can be vaporized, ingested as a mist and enhance the user’s feelings of calm and sleepiness, quieting anxiety and restlessness. As with the other consumer products we have in development, this formulation will have its desired effect less than 30 seconds after ingestion, providing immediate feelings of calm and restfulness, preparing the user for a complete and restful night’s sleep.

Legal/medical marijuana applications

Our current research and development and business development activities do not as yet involve the use of our patent-pending vaporizing device technologies with legal and/or medical marijuana. However, given the momentum of marijuana legalization efforts in certain specific states we appreciate how certain of our device attributes could prove effective and efficient for legal marijuana use. Going forward we would be open to discussing opportunities with organizations with broader and deeper experience and expertise in the vast market created by the quickly emerging, and growing, multibillion dollar industry.

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

Employees

While our executive officers devote a substantial amount of their time to our company without cash compensation, at March 20, 2017 we did not have any employees.

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

ITEM 1A. RISK FACTORS.

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

We reported a net loss of $482,765 and $739,730 for 2016 and 2015, respectively, and we have a working capital deficit of $530,620 at December 31, 2016. We do not have any revenue generating operations and will need to raise significant capital to pay our operating expenses and satisfy our obligations as they become due, in addition to continuing to implement our business plan. If we are unable to secure the necessary capital, our ability to continue our operations will be in jeopardy.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced losses from operations, which losses have caused an accumulated deficit of $1,410,049 at December 31, 2016. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We do not have any external sources of capital and our working capital is not sufficient to pay our operating expenses and satisfy our obligations as they become due. There are no assurances that we will be able to raise sufficient capital to implement our business plan in order to permit us to begin generating revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We may have difficulty raising capital, which could deprive us of necessary revenues.

We have not generated any revenues to date and, subject to the availability of sufficient capital, do not expect to launch our first products until late in 2017. We are presently dependent on advances from a related party to provide funds for our operations. In order to support our initiatives, we will need to raise funds through public or private debt or equity financing, collaborative relationships or other arrangements with well capitalized companies. Our ability to raise additional financing depends on many factors beyond our control, including the risks associated with investing in a pre-revenue company with no assurances our products can be commercialized, the lack of a public market for our common stock and the development or prospects for development of competitive technology by others. Sufficient additional financing many not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may never be able to effectively monetize our intellectual property assets. In that event, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

We have a limited operating history and have not developed or launched any products.

We are a company with a limited operating history. We have only recently completed the development of prototypes of new products using our proprietary technology and we have not generated any revenues. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Certain factors that could, alone or in combination, affect our ability to successfully develop and market our products, include:

●	our ability to build and finance our products at our targeted scale on a cost-effective basis and in the time frame we anticipate;

●	technical challenges developing our commercial production processes or systems that we are unable to overcome;

●	reliance on third-party manufacturers for fabricating and assembling our products;

●	our ability to obtain financing;

●	our ability to meet our potential customers’ requirements or specifications;

●	our ability to secure and maintain all necessary regulatory approvals and to comply with applicable laws and regulations for our products and any increased costs associated with those efforts;

●	our ability to establish new relationships, or maintain and expand our existing relationships, with strategic partners, including strategic partners that will manufacture our products; and

●	actions of direct and indirect competitors or that may seek to compete with the products that we develop.

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

Our current business strategies call for us to develop certain products that now fall under the regulatory authority of the FDA. Our product candidates could be required to undergo costly and time-consuming rigorous non-clinical and clinical testing and we may be required to obtain regulatory approval prior to the sale and marketing of any of our products. In addition, under the recently proposed budget, the Trump Administration is proposing a significant increase in the fees we would incur for product review by the FDA. While we believe that the features of certain of our products may enable us to secure FDA fast track approval, there are no assurances our beliefs are correct. The results of this testing or issues that develop in the review and approval by any regulatory agency, including the FDA, may subject us to unanticipated delays or prevent us from marketing any proposed products we may develop.

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

There is no public market for our common stock. We delayed seeking a market maker in 2016, pending the delivery of our prototypes and the initiation of certain clinical studies. While we expect during 2017 to seek a market maker to file the appropriate documents with the Financial Industry Regulatory Authority, Inc. (FINRA) to obtain a quotation of our common stock in the over the counter market, the timing and success thereof is presently unknown. Even if we are successful in establishing a public market for our common stock, it is likely that the market will be limited and sporadic and generally at very low volumes until such time, if ever, as we are able to develop a following for our common stock. An active market for our common stock may never develop.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three year lease initially expiring in December 2016 at an annual rent of $9,000. In December 2016 we renewed the lease for an additional 12 month term at an annual rental of $9,180.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. As of March 20, 2017, there were approximately 104 record owners of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2016 and 2016 and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies under the December 2013 Agreement and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. Throughout 2016 and into the first quarter of 2017, in addition to discussions with third party financing sources, we continued to engage in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy. These discussions have involved demonstrations of our fully functional, programmable prototypes.

In mid-2015 we adjusted our business focus owing to continuing research, development and design throughout and, thus, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. In 2016 and 2015 we spent $122,262 and $110,762 respectively, in research and development costs related to these efforts. In addition to taking delivery of our prototypes, in the third quarter of 2016, we engaged an industry expert with 28 years of relevant experience to design IND-enabling studies that should take us from pre-clinical stage to clinical stage and make the FDA 505(b)(2) pathway to regulatory approval and commercialization available to us. Certain of the costs associated with these studies are expected to be funded with the $1,000,0000 to $2,000,000 that we need to raise in the next 12 months to remain a going concern. If we are unable to raise sufficient capital to fund these costs, our ability to continue our commercialization efforts will be adversely impacted.

Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Historically we have relied upon related party loans that, as of December 31, 2016, totaled $387,544, and $110,000 from the sale of our securities in private transactions that occurred in the first quarter of 2015 to provide working capital. Our management has worked without cash compensation. In 2016, the loan increased by $214,000 and these proceeds were used to pay expenses associated with research, development and design, patent protection prosecution activities and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

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

Going concern

For 2016 we reported a net loss of $482,765 and net cash used in operations of $215,431. At December 31, 2016 we had cash on hand of $4,484 and an accumulated deficit of $1,401,049. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in any of the 2016 or 2015 periods. Our total operating expenses for 2016 decreased 35% over those reported in 2015. General and administrative expenses, which include amortization, rent, non-cash compensation and IP related expenses, decreased 43% in 2016 when compared to 2015. The amounts recorded in 2015 reflect a one-time cost associated with IP maintenance so the decrease seen in 2016 compared to 2015 was expected.

Research and development expenses remained relatively flat in 2016 when compared to the prior year. Professional fees decreased 45% in 2016 compared to 2015. The decrease in 2016 is directly attributable to higher legal fees incurred in 2015 relating to due diligence costs associated with ongoing discussions and negotiations with potential licensees or product development partners. During 2015 we also incurred one-time legal fees associated with securing a freedom to operate opinion for which there was not a comparable expense in 2016.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2016 we had $4,484 in cash and cash equivalents and a working capital deficit of $530,620 as compared to $5,915 in cash and cash equivalents and a working capital deficit of $317,564 at December 31, 2015. Our current liabilities increased $211,841 from December 31, 2015, reflecting increases in interest payable and in the loan amount from a related party. Our principal source of operating capital during 2016 came from additional borrowing from a related party which lent us an additional $214,000.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. On December 31, 2016, the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from December 31, 2016 to August 31, 2017. The remaining note in the principal amount of $40,000 is convertible into 500,000 shares of our common stock at the option of the holder and is now due August 31, 2017. While there are no assurances the holder will elect to convert the note, in that event we granted the holder demand and piggyback registration rights for those shares. We also owe a related party $387,544 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $215,431 of cash in our operating activities in 2016 compared to $241,582 used by our operating activities in 2015, relatively flat year over year.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in 2016 or 2015.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for 2016 consisted of borrowing of $214,000 from Chong Corporation, a related entity. Net cash provided by financing activities in 2015 was $247,000 which represented proceeds from loans from Chong Corporation, a related party, and sales of our common stock, net of repayment of loans.

Non cash investing and financing activities

Dividends of common stock issued on the shares of outstanding Series A 10% convertible preferred stock resulted in $7,500 in non-cash financing.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2016 appearing later in this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment and having no employees at this time our management has concluded that as of December 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. We had expected to expand our accounting resources during 2016 in an effort to remediate the material weaknesses in our internal control over financial reporting, however our limited financial resources and delays in our capital formation efforts have caused this planned expansion to move into 2017.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Alexander Chong	52	Chairman of the Board of Directors, Chief Executive Officer
William P. Bartkowski	65	President, Chief Operating Officer
Daniel Markes	55	Vice President, Chief Financial Officer, director
Roger Nielsen	70	Vice President, Secretary, director

Alexander Chong. Mr. Chong has served as Chairman of the Board and Chief Executive Officer since July 2014. He has also served as Chairman of the Board and Chief Executive Officer of our subsidiary, VapAria Solutions, since its inception in March 2010. Mr. Chong is an experienced entrepreneur and businessman. Since founding the company in 1993, he has also served as the Chairman of Plexus International, a consulting and training organization with 14 international offices and its principal office located in Minneapolis, Minnesota. Mr. Chong has also served as Chief Executive Officer and a member of the board of directors of Chong Corporation, a Minnesota-based company with investment interests in technology and a variety of Asia-based opportunities since 2007. He has broad experience in international business and manufacturing quality. Mr. Chong also has experience serving on boards of directors of privately-held companies in the role of an independent director, as well as identifying key joint venture partners and negotiating and securing international distribution agreements with large multi-national companies. In connection with the developer of the original e-cigarette, Mr. Chong oversaw U.S. patent filings and developed the first disposable e-cigarette offered for distribution and sale in the U.S. Mr. Chong received a B.S. in Chemistry from Boston University. Mr. Chong’s role as a founder of VapAria Solutions and his significant professional experience in our business sector were factors considered by the board of directors in concluding that he should be serving as a director of our company.

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

Daniel Markes. Mr. Markes has served as an executive officer and member of the board of directors of our company since July 2014. He has also served as Vice President, Chief Financial Officer and a member of the board of directors of our subsidiary, VapAria Solutions, since its inception in March 2010. Mr. Markes is an experienced businessman and financial executive and his background includes having served in various capacities as controller, human resources director, business development specialist and member of the board of directors of a number of organizations throughout his professional career. Since 1997 Mr. Markes has been Director, Human Resources, Finance and Administration with Minneapolis-based Plexus Corporation founded by Mr. Chong. He also is an officer of Chong Corporation, serving as its Treasurer/Chief Financial Officer, as well as serving as an officer of 5550 Nicollet LLC, an entity affiliated with Mr. Chong. Mr. Markes received a BBA degree from Brock University. Mr. Markes’ experience as a businessman and a financial executive were factors considered by the board of directors in concluding that he should be serving as a director of our company.

Roger Nielsen. Mr. Nielsen has served as an executive officer of our company since July 2014 and a member of our board of directors since April 2015. He has also served as Vice President of our subsidiary, VapAria Solutions, since its inception in March 2010. Mr. Nielsen is an experienced businessman with broad and lengthy experience in international commerce and world-wide distribution. Mr. Nielsen is a member of the Board of Directors and Director, Procurement and Facilities, with Minneapolis-based Plexus Corporation founded by Mr. Chong, serving as an officer and director of that company since 1993. Mr. Nielsen and Mr. Chong have worked closely together for over 25 years in various international businesses. He has established global distribution centers throughout Asia Pacific, negotiated and closed distribution agreements with major international manufacturers for export and directed and managed international logistics for a number of global distribution networks. Mr. Nielsen studied Business Administration at Dana College. Mr. Nielsen’s experience in international commerce and world-wide distribution activities were factors considered by the board of directors in concluding that he should be serving as a director of our company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2016.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2016 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2016.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alexander Chong,	2016	0	0		176,881	0	0	0	176,881
Chief Executive Officer (1)	2015	0	0	0	285,394	0	0	0	285,394

(1) The amounts included in the “Option Awards” column represent the aggregate grant date fair value of stock options to purchase 2,100,000 shares of our common stock at an exercise price of $1.00 per share granted to Mr. Chong in December 2015 and 2,100,000 shares at an exercise price of $0.25 in December 2016 computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the notes to our consolidated financial statements appear later in this report.

How the executive’s compensation is determined

Mr. Chong, who as served as our Chief Executive Officer since July 2014, does not presently receive cash compensation for his services to us. In December 2015 we issued him options to purchase 2,100,000 shares of our common stock at an exercise price of $1.00 per share as compensation for his services in 2015 and options to purchase 2,100,000 shares at an exercise price of $0.25 in 2016. The amount of compensation we may pay to Mr. Chong from time to time is in the discretion of the board of directors of which he is one of three members.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2016:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Alexander Chong	2,100,000	-	-	1.00	12/31/20	-	-	-	-
	2,100,000			0.25	12/31/21

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 20, 2017, we had 75,210,000 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our Class A common stock as of March 20, 2017 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 5550 Nicollet Avenue, Minneapolis, MN 55419. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse

	Common Stock
Name and Address of Beneficial Owner	Shares	%

Alexander Chong (1)	43,950,000	56.9%
William P. Bartkowski (2)	600,000	≤1%
Daniel Markes (3)	2,780,000	3.7%
Roger Nielsen (4)	2,800,000	3.7%
All officers and directors as a group (four persons(1)(2)(3)(4)	50,120,000	64.1%

(1) Includes: (i) 23,400,000 shares of our common stock held of record by Alexander Chong Chinhak LLC; (ii) 25,000,000 shares of our common stock held of record by Chong Corporation; (iii) 500,000 shares of our common stock issuable upon the conversion of 500,000 shares of our 10% Series A convertible preferred stock held of record by Chong Corporation; (iv) 2,100,000 shares of our common stock underlying options held by Mr. Chong with an exercise price of $1.00 per share; and (v) an additional 2,100,000 shares held with an exercise price of $0.25 per share. Mr. Chong has voting and dispositive control over the shares held of record by both of these entities.

(2) Includes (i) 300,000 shares of our common stock underlying options with an exercise price of $1.00 per share; and (ii) 300,000 shares of our common stock with an exercise price of $0.25 per share.

(3) Includes: (i) 300,000 shares of our common stock underlying options with an exercise price of $1.00 per share; (ii) 300,000 shares of our common stock with an exercise price of $0.25 per share; and (ii) 1,000,000 shares of our common stock owned by Paula Markes, his spouse.

(4) Includes (i) 300,000 shares of our common stock underlying options with an exercise price of $1.00 per share; and (ii) 300,000 shares of our common stock with an exercise price of $0.25 per share.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plans not approved by our stockholders:	0	-	-
2014 Equity Compensation Plan	6,000,000	$0.625	4,200,000

2014 Equity Compensation Plan

On August 19, 2014, our board of directors adopted our 2014 Equity Compensation Plan (the “2014 Plan”) initially covering 10,000,000 shares of common stock. On August 19, 2014, the holders of a majority of our issued and outstanding common stock approved the adoption of the 2014 Plan. The 2014 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 100,000 shares of common stock. The purpose of the 2014 Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. The 2014 Plan is administered by our board of directors. Plan options may either be:

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

During 2014 Chong Corporation loaned us $36,544 for working capital, which such amount remained outstanding at December 31, 2014. During 2015 we have repaid $10,000 of this advance. During 2015 Chong Corporation lent us an additional $137,000, and we repaid $10,000 of this advance. In 2016 Chong lent us an additional $214,000 Both loans are unsecured, non-interest bearing and are due on demand.

Director independence

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for 2016 and 2015.

	2016	2015

Audit Fees	$18,000	$16,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$18,000	$16,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

●	Report of Independent Registered Public Accounting Firm;

●	Consolidated balance sheets at December 31, 2016 and 2015;

●	Consolidated statements of expenses for the years ended December 31, 2016 and 2015;

●	Consolidated statements cash flows for the years ended December 31, 2016 and 2015;

●	Consolidated statement of changes in stockholders’ equity (deficit) at December 31, 2016 and 2015; and

●	Notes to consolidated financial statements.

(b)	Exhibits.

2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders (incorporated by reference to Exhibit 2a to the Current Report on Form 8-K as filed on April 11, 2014.)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-1, SEC File No. 333-165760, as filed on March 29, 2010, as amended (the “S-1”)).

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(c) to Post-Effective Amendment No. 4 to the S-1).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K as filed on August 21, 2014).
3.4	Bylaws (incorporated by reference to Exhibit 3(b) to the S-1).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016).

10.1	Promissory Note in the principal amount of $50,000 from VapAria Corporation to Donald J. Bores (incorporated by reference to Exhibit 10(c) to the Post-Effective Amendment No. 2 to the S-1).

10.2	Exclusive License and Option to License Agreement dated December 31, 2013 by and between Chong Corporation and VapAria Corporation (incorporated by reference to Exhibit 10(b) to Post-Effective Amendment No. 1 to the S-1)

10.3	Intellectual Property Assignment Agreement dated August 1, 2010 between Alexander C. Chong, William P. Bartkowski and Chong Corporation (incorporated by reference to Exhibit 10(d) to Post-Effective Amendment No. 2 to the S-1).

10.4	2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K as filed on August 21, 2014).

10.5	Agreement to extend due date of promissory note to Donald J. Bores (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2014).

10.6	Convertible note dated July 14, 2014 in the principal amount of $40,000 together with Addendum dated September 1, 2014 and Addendum dated December 1, 2014 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2014).

10.7	Commercial Lease dated December 15, 2013 by and between 5550 Nicollet, LLC and VapAria Corporation (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2014).

10.8	Note Extension Agreement dated June 30, 2015 by Donald J. Bores (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015).

10.9	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 228 patent (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K as filed on January 29, 2016).

10.10	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 040 patent (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K as filed on January 29, 2016).

10.11	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 617 patent application (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K as filed on January 29, 2016).

10.12	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 939 patent application (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K as filed on January 29, 2016)..

10.13	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 279 patent application (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K as filed on January 29, 2016).

10.14	Agreement dated December 13, 2015 to extend due date of promissory note to Donald J. Bores (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.15	Agreement to Extend dated June 30, 2016 for promissory note due Donald J. Bores Sr. (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the period ended June 30, 2016).

10.16	Addendum dated July 31, 2016 to Convertible Note due Artemisa Holdings, Inc. (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended June 30, 2016).

10.17	Agreement to extend commercial lease by and between 5550 Nicollet, LLC and VapAria Corporation.*

10.18	Agreement dated December 31, 2016 to extend due date of promissory note to the estate of Donald J. Bores to August 31, 2017.*

14.1	Code Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *

101.INS	XBRL INSTANCE DOCUMENT *

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VapAria Corporation

April 17, 2017	By:	/s/ Alexander Chong
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

Name	Positions	Date

/s/ Alexander Chong	Chief Executive Officer, Chairman of	April 17, 2017
Alexander Chong	the Board of Directors, principal
executive officer

/s/ William P. Bartkowski	President, Chief Operating Officer	April 17, 2017
William P. Bartkowski

/s/ Daniel Markes	Vice President, Chief Financial	April 17, 2017
Daniel Markes	Officer, director, principal financial
and accounting officer

/s/ Roger Nielsen	Vice President, secretary, director	April 17, 2017
Roger Nielsen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VapAria Corporation

We have audited the accompanying consolidated balance sheets of VapAria Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VapAria Corporation and its subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 17, 2017

VapAria Corporation

Consolidated Balance Sheets

	December 31
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$4,484	$5,915
Prepaid expenses	3,740	3,524
Total Current Assets	8,224	9,439

Intellectual property, net	257,039	173,289

TOTAL ASSETS	$265,263	$182,728

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$37,068	$47,249
Interest payable	24,232	16,210
Note payable	50,000	50,000
Convertible Note	40,000	40,000
Loan from related party	387,544	173,544
Total Current Liabilities	538,844	327,003

TOTAL LIABILITIES	538,844	327,003

STOCKHOLDERS’ EQUITY/(DEFICIT
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; 10% Series A Convertible Preferred Stock; 500,000 shares authorized; 500,000 shares issued and outstanding at December 31, 2016 and 2015	50	50
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 75,210,000 shares issued and outstanding at December 31, 2016 and 50,160,000 issued and outstanding at December 31, 2015	7,521	5,016
Additional paid-in capital	1,119,897	761,443
Accumulated deficit	(1,401,049)	(910,784)

TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(273,581)	(144,275)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)	$265,263	$182,728

See accompanying notes to consolidated financial statements

VapAria Corporation

Consolidated Statement of Expenses

	Year ended December 31
	2016	2015
Operating Expenses
General and Administrative	$281,349	$492,328
Research and Development	122,262	110,762
Professional Fees	70,693	128,191
Total Operating Expenses	474,304	731,281
Other Income/(Expense)	(8,461)	(8,449)
Net (Loss)	(482,765)	$(739,730)

Basic and diluted loss per common share	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding	73,277,896	50,142,767

See accompanying notes to consolidated financial statements

VapAria Corporation

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2016 and December 31, 2015

	Series A
	Preferred Stock		Common Stock		Additional
	Number of	$0.0001	Number of	$0.0001	Paid in	Accumulated
	shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance, December 31, 2014	500,000	$50	50,000,000	5,000	130,156	(121,054)	$14,152

Common stock issued for cash			110,000	11	109,989		$110,000

Common stock issued for dividend			50,000	5	49,995	(50,000)	$-

Forgiven related party accounts payable					63,597		$63,597

Stock options granted					407,706		$407,706

Net loss						(739,730)	$(739,730)

Balance, December 31, 2015	500,000	$50	50,160,000	$5,016	$761,443	$(910,784)	$(144,275)

Common stock issued for intangible assets			25,000,000	2,500	98,272		$100,772

Common stock issued for dividend			50,000	5	7,495	(7,500)	$-

Stock options granted					252,687		$252,687

Net loss						(482,765)	$(482,765)

Balance December 31, 2016	500,000	$50	75,210,000	$7,521	$1,119,897	$(1,401,049)	$(273,581)

See accompanying notes to consolidated financial statements

VapAria Corporation

Consolidated Statement of Cash Flows

	Year ended December 31
	2016	2015

Cash flows from operating activities
Net (loss)	$(482,765)	$(739,730)
Adjustments to reconcile net loss to net cash used in operations:
Amortized Expense	$17,022	$11,556
Stock Options Expense	252,687	407,706
(increase) decrease in operating assets and liabilities:
Prepaid Expenses	(216)	(3,524)
Accounts Payable	(10,181)	74,410
Interest Payable	8,022	8,000
Net cash used by operating activities	(215,431)	(241,582)

Investing Activities
Proceeds from issuance of common stock for cash	-	-
Net Cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from Issuance of common stock for cash	-	110,000
Borrowing on debt with related party	214,000	147,000
Repayment to related party	-	(10,000)
Net Cash provided by financing activities	214,000	247,000

Net change in cash	(1,431)	5,418
Cash, beginning of period	5,915	497
Cash, end of period	$4,484	$5,915

Non cash investing and financing activities
Contribution to capital - forgiven payable related party	-	63,597
Dividends on Preferred Series A Stock	(7,500)	(50,000)
Common stock issued for non-tangible assets	100,772

Supplementary Information
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to consolidated financial statements

VapAria Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

VapAria Corporation (the “Company”) was incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc.

On April 11, 2014 the Company entered into that certain Share Exchange Agreement and Plan of Reorganization (the “Agreement”) with VapAria Solutions, Inc., a Minnesota corporation formerly known as VapAria Corporation (“VapAria Solutions”), and the shareholders of VapAria Solutions (the “VapAria Solutions Shareholders”) pursuant to which we agreed to acquire 100% of the outstanding capital stock of VapAria Solutions from the VapAria Solutions Shareholders in exchange for certain shares of our capital stock. On July 31, 2014 all conditions precedent to the closing were satisfied, including the reconfirmation by the investors of the prior purchase of 1,000,000 shares of our common stock pursuant to the requirements of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”), and the transaction closed.

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

The Company has limited operations and, as of December 31, 2016, had no employees.

The Company has a fiscal year end of December 31.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2016 have been made. This summary of significant accounting policies is presented in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America (“GAAP”), and have been consistently applied in the preparation of the financial statements.

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

Cash – All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Earnings per Share Information – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ( “ASC”) 260 “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

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

If we believe our assets to be impaired, the impairment we will recognize will be the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write down will be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the useful lives of the assets. If a change were to occur in any of the above-mentioned factors or estimates, our reported results could materially change. There was no impairment at December 31, 2016 and December 31, 2015.

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

Intellectual Property - Intellectual property assets primarily represent rights acquired under technology licenses and are generally amortized on a straight-line basis over periods of benefit, ranging up to 17 years.

Accrued Research and Development Expenses – As part of the process of preparing our financial statements we are required to estimate our accrued expenses, including research and development expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at the time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows in accruing service fees we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the cost of these services, our actual expenses could differ from our estimates. We do not anticipate the future settlement of existing accruals to differ materially from our estimates.

Stock-based Compensation - The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees”, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. We granted 3,000,000 options in 2016 to the management team which were valued at $252,687.

Derivative Financial Instruments - The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Beneficial Conversion Features - The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has limited cash and no source of revenue sufficient to cover its operations costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital.

NOTE 4 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we reported no activity the first two years and have experienced operating losses in 2016 and 2015. Under ACS 740 “Income Taxes”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The component of the Company’s deferred tax asset as of December 31, 2016 and 2015 are as follows:

The component of the Company’s deferred tax asset as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Net opening loss carry forward	$1,401,049	$910,784
Valuation allowance	(1,401,049)	(910,784)
Net deferred asset	$—	$—

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follow:

	December 31, 2016	December 31, 2015
Net opening loss carry forward	$1,401,049	$318,774
Valuation allowance	(1,401,049)	(318,774)
Net deferred asset	$—	$—

The Company did not pay any income taxes during the years ended December 31, 2016 or 2015.

The net federal operating loss carry forward will expire between December 31, 2033 and December 31, 2036.

NOTE 5 – STOCKHOLDER’S EQUITY

For the fiscal year ended December 31, 2016, the Company amortized $17,022, compared to $11,556 for the previous year, related to the value of its patent portfolio, acquired in 2013 from an affiliate.

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

U.S. Patent App. No.: 13/453,939 filed on April 12, 2012 for an enhanced vapor delivery system; and

U.S. Patent App. No.: 14/629,279 filed on February 23, 2015 for a sleep aid (melatonin).

The terms of each January 2016 License Agreement is identical. Under the agreements, the Company was granted the rights to sublicense and/or produce and market products during the term of the agreement. As consideration for each of these January 2016 License Agreements we issued 5,000,000 shares of our common stock to Chong Corporation, for an aggregate issuance of 25,000,000 shares. Under each agreement we agreed to pay Chong a royalty in the amount of $50,000 per annum in the first calendar year, and for each year thereafter for the remaining life of patent, in which the patent is issued and is licensed and/or commercialized with an acknowledged embodiment and/or use. Chong Corporation is responsible for all expenses and costs associated with protecting the patents from infringement and/or claims of infringement from other parties. The term of the license is for the life of the respective patent.

In May 2016, we declared and issued 50,000 shares of our common stock to Chong Corporation as a 2015 dividend on our 10% Series A convertible preferred stock. The stock was valued at $0.15 per share.

In December 2016, the Company, in line with the Company’s 2014 Equity Compensation Plan, granted 3,000,000 non-qualified stock options to its management. These options were fully vested upon granting and have an exercise price of $0.25 per share. The options were valued at the common stock’s par value of $0.0001 per share. The exercise period terminates 5:00 pm Eastern Time December 31, 2021.

On December 31, 2016, the Company had 75,210,000 shares of common stock issued and outstanding.

Preferred Stock – Under the terms of the 10% Series A Convertible Preferred Stock the Company pays the holder a 10% annual dividend in common stock and the preferred becomes convertible to common stock five years from issuance at a conversion rate of one share of the Company’s common stock for each share of the 10% Series A Convertible Preferred Stock. The 10% Series A convertible preferred stock is not redeemable at the holder’s option, has no voting rights.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

NOTE 6 – RELATED PARTY TRANSACTIONS

In 2016 the Company borrowed $214,000 from Chong Corporation, a related entity. The balance outstanding at December 31, 2016 is $387,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three-year lease expiring in December 2016 at an annual rent of $9,000. In December, 2016, we exercised our right to renew the lease for an additional 12-month term at the annual rental of $9,180. Rent was $9,000 for each year ending December 31, 2016 and December 31, 2015. As of December 31, 2016 $10,500 is due to 5550 Nicollet LLC.

See other related party transactions in note 9 – commitment and contingencies.

NOTE 7 – NOTE PAYABLE

As of December 31, 2016, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was due December 31, 2016 but the due date has been amended and, all principal and accrued interest is due and payable August 31, 2017.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 8 – CONVERTIBLE NOTE

The Company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the share exchange with the VapAria Solutions Shareholders. Following amendment to the date of maturity, the note now matures on August 31, 2017 and continues to bear interest at 10% per annum. The note is convertible into shares of our common stock at $0.08 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended to December 1, 2014. On December 1, 2014, the Company extended the note again to December 31, 2015. On December 31, 2015, the note was again extended to July 31, 2016 and on December 31, 2016 the note was extended to August 31, 2017. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Relating to the December 2013 License Agreement with Chong Corporation, a related party, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015, the Company is required to pay to Chong Corporation, a related entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The December 2013 License Agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the fiscal year ending December 31, 2016 Chong reported it did not incur any costs associated with this December 2013 License Agreement whereas in the fiscal year ended December 31, 2015, the amount of reimbursable costs was $63,497. Chong Corporation agreed to waive all reimbursements for 2015. Therefore, the reimbursements costs are recognized as additional contribution to paid in capital at December 31, 2015. No such recognition was needed for 2016.

During May 2016, the Company declared a dividend in the form of common shares for its 10% Series A Convertible Preferred Stock in accordance with the designations, rights and preferences of the preferred stock. This 50,000 common share dividend with a fair market value of $0.15 was issued on May 23, 2016.

