Form 10-Q
period 2017-03-31
VapAria Corp
filed 2017-05-08
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2017

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,210,000 shares of common stock are issued and outstanding as of May 3, 2017.

2

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

3

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, Part 1. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation, and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”). In addition, “first quarter 2017” refers to the three months ended March 31, 2017, “first quarter 2016” refers to the three months ended March 31, 2016, “2017” refers to the year ending December 31, 2017 and “2016” refers to the year ended December 31, 2016.

Unless specifically set forth to the contrary, the information which appears on our web site at www.vaparia.com is not part of this report.

4

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

VapAria Corporation

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,495	$4,484
Prepaid expenses	7,660	3,740
Total Current Assets	25,155	8,224

Intellectual property, net	252,668	257,039

TOTAL ASSETS	$277,823	$265,263

LIABILITIES & STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$31,358	$37,068
Interest payable	26,205	24,232
Note payable	50,000	50,000
Convertible note	40,000	40,000
Loan from related party	438,544	387,544
Total Current Liabilities	586,107	538,844

TOTAL LIABILITIES	586,107	538,844

STOCKHOLDERS’ DEFICIT
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; 500,000 shares issued and outstanding	50	50
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 75,210,000 shares issued and outstanding at March 31, 2017 and at December 31, 2016	7,521	7,521
Additional paid-in capital	1,119,897	1,119,897
Accumulated deficit	(1,435,752)	(1,401,049)

TOTAL STOCKHOLDERS’ DEFICIT	(308,284)	(273,581)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$277,823	$265,263

See accompanying notes to unaudited consolidated financial statements

F-1

VapAria Corporation

Consolidated Statements of Expenses

(Unaudited)

	Three months ended March 31,
	2017	2016
Operating Expenses
General and Administrative	$7,006	$6,159
Research and Development	10,784	22,715
Professional Fees	14,481	22,209
Total Operating Expenses	32,271	51,083
Other Income/(Expense)	(2,432)	(2,434)
Net Loss	$(34,703)	$(53,517)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	75,210,000	67,467,692

See accompanying notes to unaudited consolidated financial statements

F-2

VapAria Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2017

(Unaudited)

	Series A
	Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2016	500,000	$50	75,210,000	7,521	1,119,897	(1,401,049)	$(273,581)

Net Loss	-	-	-	-	-	(34,703)	$(34,703)

Balance, March 31, 2017	500,000	$50	75,210,000	$7,521	$1,119,897	$(1,435,752)	$(308,284)

See accompanying notes to unaudited consolidated financial statements

F-3

VapAria Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(34,703)	$(53,517)
Adjustments to reconcile net loss to net cash used in operations:
Amortized Expense	4,371	3,909
Changes in operating assets and liabilities:
Prepaid Expenses	(3,920)	(7,385)
Accounts Payable	(5,710)	1,725
Interest Payable	1,973	1,995
Net cash used by operating activities	(37,989)	(53,273)

Cash flows from financing activities
Borrowings on debt with related party	51,000	58,000
Net Cash provided by financing activities	51,000	58,000

Net change in cash	13,011	4,727
Cash, beginning of period	4,484	5,915
Cash, end of period	$17,495	$10,642

Non cash investing and financing activities
Common stock issued for intellectual property licenses	$-	$100,772

Supplementary Information
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to consolidated unaudited financial statements

F-4

VapAria Corporation

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

VapAria Corporation (“we”, the “Company”) was incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc.

The Company is a specialty pharmaceutical company engaged in the research, design and development of methods and medicants to address chronic conditions with novel, vapor-centric approaches to pain management, appetite suppression, smoking cessation and various sleep disorders.

The Company has limited operations and, while our executive officers devote a substantial amount of their time to the Company without cash compensation, as of March 31, 2017, had no employees.

The Company has a fiscal year end of December 31.

Basis of presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2017 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2016 audited financial statements. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

F-5

Reclassifications – Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recent accounting pronouncements - No recent accounting standards issued or effective has had, or are expected to have, a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has limited cash and no source of revenue sufficient to cover its operations costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

In the first quarter of 2017 the Company borrowed an additional $51,000 from Chong Corporation, a related entity. The balance outstanding at March 31, 2017 due Chong Corporation is $438,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, an affiliate of Mr. Chong, having renewed the lease in December 2016 for an additional 12-month term at an annual rental of $9,180 with expiration on December 31, 2017. Rent was $2,295 for this three-month period in 2017 compared to $2,250 in 2016. As of March 31, 2017, $10,545 is due to 5550 Nicollet LLC.

NOTE 4 – NOTE PAYABLE

As of March 31, 2017, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was amended in December 2016 to extend the maturity date for both the principal and accrued interest to August 31, 2017.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment of debt.

NOTE 5 – CONVERTIBLE NOTE

The Company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the acquisition of VapAria Solutions. The note matures on August 31, 2017 and bears interest at 10% per annum. The note is convertible into shares of our common stock at $0.08 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended to December 1, 2014. On December 1, 2014, the Company extended the note again to December 31, 2015. On December 31, 2015, the note was extended to July 31, 2016. On December 31, 2016, it was extended to August 31, 2017. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment of debt.

NOTE 6 – COMMITMENT AND CONTINGENCIES

Relating to the December 2013 License Agreement with Chong Corporation, a related party, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015, the Company is required to pay to Chong Corporation, a related entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

During May 2016, the Company declared a dividend in the form of common shares for its 10% Series A Convertible Preferred Stock in accordance with the designations, rights and preferences of the preferred stock. This 50,000 common share dividend with a fair market value of $0.15 was issued May 23, 2016.

The December 31, 2013 agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the three months ended March 31, 2017, there were no reimbursable costs.

F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2017 and 2016 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2016, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

In mid-2015 we adjusted our business focus owing to continuing research, development and design throughout and, thus, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. In the first quarter of 2017 and 2016 we spent $10,784 and $22,715, respectively, in research and development costs related to these efforts. In addition to taking delivery of our prototypes, in the third quarter of 2016, we engaged an industry expert with 28 years of relevant experience to design IND-enabling studies that should take us from pre-clinical stage to clinical stage and make the FDA 505(b)(2) pathway to regulatory approval and commercialization available to us. Certain of the costs associated with these studies are included in our funding needs for the next 12 months described below. If we are unable to raise sufficient capital to fund these costs, our ability to continue our commercialization efforts will be adversely impacted.

Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Historically we have relied upon related party loans that, as of March 31, 2017, totaled $438,544. Our management has worked without cash compensation. In the first quarter of 2017, the loan increased by $51,000 and these proceeds were used to pay expenses associated with research, development and design, patent protection prosecution activities and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

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

Going concern

For the first quarter of 2017 we reported a net loss of $34,703 and net cash used in operations of $37,989 compared to a net loss of $53,517 and net cash used in operations of $53,273 for the first quarter of 2016. At March 31, 2017, we had cash on hand of $17,495 and an accumulated deficit of $1,435,752. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in either the first quarter of 2017 or the first quarter of 2016. Our total operating expenses for the first quarter of 2017 decreased 36.8% over those reported in the first quarter of 2016. General and administrative expenses, which include amortization, rent, and website hosting expenses, increased 13.8% in the first quarter of 2017 from the comparable period in 2016. This increase is directly attributable to the website hosting expenses not present in the first quarter in 2016 and a small increase in the monthly rental rate.

Research and development expenses decreased 52.5% in the first quarter 2017 when compared to the same period in the prior year which is directly attributable to the progress made in this area. Professional fees decreased 34.8% in the first quarter of 2017 compared to the first quarter of 2016 which is directly attributable to the year end audit fees that were incurred in the first quarter of 2016 that were not incurred until the subsequent quarter in 2017.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2017, we had $17,495 in cash and cash equivalents and a working capital deficit of $560,592 as compared to $4,484 in cash and cash equivalents and a working capital deficit of $530,620 at December 31, 2016. Our current liabilities increased $47,263 from December 31, 2016, reflecting increases in interest payable and in the loan amount from a related party while partially offset by our decrease in accounts payable. Our sole source of operating capital during the first quarter of 2017 came from additional borrowing from a related party which lent us an additional $51,000.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. On December 31, 2016, the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from December 31, 2016 to August 31, 2017. The remaining note in the principal amount of $40,000 is convertible into 500,000 shares of our common stock at the option of the holder and is now due on August 31, 2017. While there are no assurances the holder will elect to convert the note, in that event we granted the holder demand and piggyback registration rights for those shares. We also owe a related party $438,544 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $37,989 of cash in our operating activities in the first quarter of 2017 compared to $53,273 used by our operating activities in the first quarter of 2016, a decrease of 28.7%.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in either the first quarter of 2017 or 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first quarter of 2017 and 2016 consisted of borrowings of $51,000 and $58,000 respectively from Chong Corporation, a related entity.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2016 appearing in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 17, 2017.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of continuing material weakness in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the year ended December 31, 2016. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources during 2017 in an effort to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

VapAria Corporation

May 8, 2017	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

May 8, 2017	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

