Form 10-Q
period 2017-06-30
VapAria Corp
filed 2017-08-11
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,260,000 shares of common stock are issued and outstanding as of August 11, 2017.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation, and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”). In addition, “second quarter 2017” refers to the three months ended June 30, 2017, “second quarter 2016” refers to the three months ended June 30, 2016, “2017” refers to the year ending December 31, 2017 and “2016” refers to the year ended December 31, 2016.

Unless specifically set forth to the contrary, the information which appears on our web site at www.vaparia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

VapAria Corporation

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,260	$4,484
Prepaid expenses	2,642	3,740
Total Current Assets	15,902	8,224
Intellectual property, net	248,297	257,039
TOTAL ASSETS	$264,199	$265,263
LIABILITIES & STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$33,238	$37,068
Interest payable	28,200	24,232
Note payable	50,000	50,000
Convertible note	40,000	40,000
Loan from related party	468,544	387,544
Total Current Liabilities	619,982	538,844
TOTAL LIABILITIES	619,982	538,844
STOCKHOLDERS’ DEFICIT
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; 500,000 shares issued and outstanding	50	50
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 75,260,000 shares issued and outstanding at June 30, 2017 and 75,210,000 shares issued and outstanding at December 31, 2016	7,526	7,521
Additional paid-in capital	1,131,392	1,119,897
Accumulated deficit	(1,494,751)	(1,401,049)
TOTAL STOCKHOLDERS’ DEFICIT	(355,783)	(273,581)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$264,199	$265,263

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statement of Expenses

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating Expenses
General and administrative	$6,984	$7,889	$13,990	$14,048
Research and development	17,865	38,253	28,649	60,968
Professional fees	20,656	22,539	35,137	44,748
Total Operating Expenses	45,505	68,681	77,776	119,764
Other (Expense)	(1,994)	(1,994)	(4,426)	(4,428)
Net (Loss)	$(47,499)	$(70,675)	$(82,202)	$(124,192)

Stock dividend	11,500	7,500	11,500	7,500

Net (Loss) available to common stockholders	(58,999)	(78,175)	(93,702)	(131,692)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average shares outstanding	75,212,198	75,181,429	75,212,105	71,324,560

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

For the six months ended June 30, 2017

(Unaudited)

	Series A
	Preferred Stock		Common Stock
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2016	500,000	$50	75,210,000	7,521	1,119,897	(1,401,049)	$(273,581)

Common stock issued for dividend			50,000	5	11,495	(11,500)	$-

Net loss						(82,202)	$(82,202)

Balance, June 30, 2017	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,494,751)	$(355,783)

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities
Net loss	$(82,202)	$(124,192)
Adjustments to reconcile net loss to net cash used in operations:
Amortized expense	8,742	8,280
Changes in operating assets and liabilities:
Prepaid expenses	1,098	(2,379)
Accrued expenses	-	2,250
Accounts payable	(3,830)	(995)
Interest payable	3,968	3,989
Net cash used by operating activities	(72,224)	(113,047)

Cash flows from financing activities
Borrowing on debt with related party	81,000	116,000
Net Cash provided by financing activities	81,000	116,000

Net change in cash	8,776	2,953
Cash, beginning of period	4,484	5,915
Cash, end of period	$13,260	$8,868

Supplementary disclosure of non-cash activities:
Common stock issued for intellectual property licenses	-	100,772
Dividends on Preferred Series A stock	(11,500)	(7,500)

Supplementary Information
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

VapAria Corporation (“we”, “our”, the “Company”) was incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc.

The Company is a specialty pharmaceutical company engaged in the research, design and development of methods and medicants to address chronic conditions with novel, vapor-centric approaches to pain management, appetite suppression, smoking cessation and various sleep disorders.

The Company has limited operations and while our executive officers devote a substantial amount of their time to the Company without cash compensation, as of June 30, 2017, had no employees.

The Company has a fiscal year end of December 31.

Basis of presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2017 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2016 audited financial statements. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

Reclassifications – Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recent accounting pronouncements – No recent accounting standards issued or effective has had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – STOCKHOLDER’S EQUITY

On June 30, 2017, the Company paid an annual dividend of 50,000 shares of common stock with a fair value of $11,500 to the sole shareholder of our Series A Preferred Stock, Chong Corporation, a related entity.

On June 30, 2017, the Company had 75,260,000 shares of common stock issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017, the Company borrowed an aggregate of $81,000 from Chong Corporation, a related entity. The balance outstanding at June 30, 2017 is $468,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, an affiliate of Mr. Chong, having renewed the lease for an additional 12-month term at an annual rental of $9,180 with expiration December 31, 2017. Rent was $4,590 for this six-month period in 2017 compared $4,590 in 2016. As of June 30, 2017, $10,590 is due to 5550 Nicollet LLC.

NOTE 5 – NOTE PAYABLE

As of June 30, 2017, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was amended in December 2016 to extend the maturity date for both the principal and interest to August 31, 2017.

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

NOTE 7 – COMMITMENT AND CONTINGENCIES

Relating to the December 2013 License Agreement with Chong Corporation, a related party, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015, the Company is required to pay to Chong Corporation, a related entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The December 31, 2013 agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the six months ended June 30, 2017, there were no reimbursable costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2016, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies under the December 2013 Agreement and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. Throughout 2016 and into the second quarter of 2017, in addition to discussions with third party financing sources, we continued to engage in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy. These discussions have involved demonstrations of our fully functional, programmable prototypes.

In mid-2015 we adjusted our business focus owing to continuing research, development and design throughout and, thus, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. In the first six months of 2017 and 2016 we spent $28,649 and $60,968, respectively, in research and development costs related to these efforts. In addition to taking delivery of our prototypes, in the third quarter of 2016, we engaged an industry expert with 28 years of relevant experience to design IND-enabling studies that should take us from pre-clinical stage to clinical stage and make the FDA 505(b)(2) pathway to regulatory approval and commercialization available to us. Certain of the costs associated with these studies are included in our funding needs for the next 12 months described below. If we are unable to raise sufficient capital to fund these costs, our ability to continue our commercialization efforts will be adversely impacted.

Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Historically we have relied upon related party loans that, as of June 30, 2017, totaled $468,544. Our management has worked without cash compensation. In the first six months of 2017, the loan increased by $81,000 and these proceeds were used to pay expenses associated with research, development and design, patent protection prosecution activities and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

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

Going concern

For the first six months of 2017 we reported a net loss of $82,202 and net cash used in operations of $72,224 compared to a net loss of $124,192 and net cash used in operations of $113,047 for the first six months of 2016. At June 30, 2017, we had cash on hand of $13,260 and an accumulated deficit of $1,494,751. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in any the 2017 or 2016 periods. Our total operating expenses for the second quarter of 2017 and the six months then ended decreased 33.7% and 35.1%, respectively, over those reported in the comparable 2016 periods. General and administrative expenses, which include amortization, rent, and website hosting expenses, decreased 11.5% in the second quarter of 2017 from the comparable period in 2016, and were essentially flat for the first six months of 2017 as compared to the first six months of 2016.

Research and development expenses decreased 53.3 % and 53.0% in the second quarter 2017 and the six months then ended when compared to the same periods in the prior year which is directly attributable to the progress made in this area. Professional fees declined by 8.0% in the second quarter of 2017 compared to the second quarter of 2016, and declined 21.5% for the six months ended June 30, 2017 from the comparable period in 2016, both of which are directly attributable to the year-end audit fees that were incurred in the first quarter of 2017 that were not incurred until the subsequent quarter in 2017.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2017, we had $13,260 in cash and cash equivalents and a working capital deficit of $604,080, as compared to $4,484 in cash and cash equivalents and a working capital deficit of $530,620 at December 31, 2016. Our current liabilities increased $81,138 from December 31, 2016, reflecting increases in interest payable and in the loan amount from a related party while partially offset by our decrease in accounts payable. Our sole source of operating capital during the first six months of 2017 came from additional borrowing from a related party which lent us an additional $81,000.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. On December 31, 2016, the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from December 31, 2016 to August 31, 2017. The remaining note in the principal amount of $40,000 is convertible into 500,000 shares of our common stock at the option of the holder and is now due on August 31, 2017. While there are no assurances the holder will elect to convert the note, in that event we granted the holder demand and piggyback registration rights for those shares. As noted, both notes mature on August 31, 2017. Discussions are being held and both note holders are expected to extend the notes beyond the current due date; however, if the notes are not extended the company does not presently have sufficient capital to satisfy the obligations. We also owe a related party $468,544 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $72,224 of cash in our operating activities in the first six months of 2017 compared to $113,047 used by our operating activities in the first six months of 2016, a decrease of 31.6%. The decrease is due to lower research and development costs in the current period compared to same period one year ago.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in either the first six months of 2017 or 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first six months of 2017 and 2016 consisted of borrowings of $81,000 and $116,000 respectively from Chong Corporation, a related entity.

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

Recent accounting pronouncements

The Company has implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. The pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2017, we issued 50,000 shares of our common stock, valued at $11,500 to Chong Corporation as the December 31, 2016 dividend on shares of our 10% Series A convertible preferred stock. The recipient is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2).

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

VapAria Corporation

August 11, 2017	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

August 11, 2017	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

