Form 10-Q
period 2017-09-30
VapAria Corp
filed 2017-11-09
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2017

or

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

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,260,000 shares of common stock are issued and outstanding as of November 8, 2017.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation, and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”). In addition, “third quarter 2017” refers to the three months ended September 30, 2017, “third quarter 2016” refers to the three months ended September 30, 2016, “2017” refers to the year ending December 31, 2017 and “2016” refers to the year ended December 31, 2016.

Unless specifically set forth to the contrary, the information which appears on our web site at www.vaparia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

VapAria Corporation

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,142	$4,484
Prepaid expenses	2,393	3,740
Total Current Assets	5,535	8,224

Intellectual property, net	243,926	257,039

TOTAL ASSETS	$249,461	$265,263

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$11,012	$37,068
Interest payable	30,216	24,232
Note payable	50,000	50,000
Convertible note	40,000	40,000
Loan from related party	518,544	387,544
Total Current Liabilities	649,772	538,844

TOTAL LIABILITIES	649,772	538,844

STOCKHOLDERS’ DEFICIT
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; 500,000 shares issued and outstanding	50	50
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 75,260,000 shares issued and outstanding at September 30, 2017 and 75,210,000 shares issued and outstanding at December 31, 2016	7,526	7,521
Additional paid-in capital	1,131,392	1,119,897
Accumulated deficit	(1,539,279)	(1,401,049)

TOTAL STOCKHOLDERS’ DEFICIT	(400,311)	(273,581)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$249,461	$265,263

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating Expenses
General and administrative	$6,993	$7,676	$20,983	$21,724
Research and development	22,612	34,204	51,261	95,172
Professional fees	12,906	15,180	48,043	59,928
Total Operating Expenses	42,511	57,060	120,287	176,824
Other (Expense)	(2,017)	(2,016)	(6,443)	(6,444)
Net (Loss)	$(44,528)	$(59,076)	$(126,730)	$(183,268)

Preferred dividend			11,500	7,500

Net (Loss) available to common stockholders	(44,528)	(59,076)	(138,230)	(190,768)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted weighted average shares outstanding	75,260,000	75,210,000	75,227,582	72,629,161

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2017

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2016	500,000	$50	75,210,000	7,521	1,119,897	(1,401,049)	$(273,581)

Common stock issued for preferred dividend			50,000	5	11,495	(11,500)	$-

Net loss						(126,730)	$(126,730)

Balance, September 30, 2017	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,539,279)	$(400,311)

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(126,730)	$(183,268)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	13,113	12,651
Changes in operating assets and liabilities:
Prepaid expenses	1,347	(1,297)
Accrued expenses	-	-
Accounts payable	(26,056)	(1,548)
Interest payable	5,984	6,006
Net cash used by operating activities	(132,342)	(167,456)

Cash flows from financing activities
Borrowings on debt with related party	131,000	166,000
Net Cash provided by financing activities	131,000	166,000

Net change in cash	(1,342)	(1,456)
Cash, beginning of period	4,484	5,915
Cash, end of period	$3,142	$4,459

Supplementary disclosure of non-cash activities
Common stock issued for intellectual property licenses	$-	$100,772
Dividends on Preferred Series A stock	$11,500	$7,500

Supplementary Information
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

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

The Company has limited operations and while our executive officers devote a substantial amount of their time to the Company without cash compensation, as of September 30, 2017, we had no employees.

The Company has a fiscal year end of December 31.

Basis of presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2017 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2016 audited financial statements contained in its Annual Report on Form 10K as filed with the Securities and Exchange Commission on April 17, 2017. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

As of September 30, 2017, the Company had 75,260,000 shares of common stock issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017 the Company borrowed an aggregate of $131,000 from Chong Corporation, a related entity. The balance outstanding at September 30, 2017 is $518,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, an affiliate of Mr. Chong, having renewed the lease for an additional 12-month term at an annual rental of $9,180 with expiration on December 31, 2017. Rent was $6,885 for the nine-month period in 2017 compared to $6,750 in 2016. As of September 30, 2017, $6,885 is due to 5550 Nicollet LLC.

NOTE 5 – NOTE PAYABLE

As of September 30, 2017, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. It was extended to July 1, 2014, then to December 31, 2014, then to June 30, 2015, then to December 31, 2015, then June 30, 2016, to December 31, 2016 and then to August 31, 2017. The note was again amended in August 2017 to extend the maturity date for both the principal and interest to December 31, 2017.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment of debt.

NOTE 6 – CONVERTIBLE NOTE

The Company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the acquisition of VapAria Solutions. The note matures on December 31, 2017 and bears interest at 10% per annum. The note is convertible into shares of our common stock at $0.08 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended to December 1, 2014. On December 1, 2014, the Company extended the note again to December 31, 2015. On December 31, 2015, the note was extended to July 31, 2016. On December 31, 2016, it was extended to August 31, 2017. On August 16, 2017 the note was extended to December 31, 2017. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment of debt.

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

The December 31, 2013 agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the nine months ended September 30, 2017, there were no reimbursable costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2016, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies under the December 2013 Agreement and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. Throughout 2016 and into the third quarter of 2017, we have been engaged in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy. During the second and third quarters of 2017, these discussions have involved demonstrations of our fully functional, programmable prototypes and discussions of terms related to licensing and product development agreements that would provide a combination of upfront payments and ongoing royalties. While no definitive agreements have been reached, our discussions continue with certain of these parties under standard non-disclosure agreements.

In mid-2015 we adjusted our business focus owing to continuing research, development and design throughout and, thus, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. In the first nine months of 2017 and 2016 we spent $51,261 and $95,172, respectively, in research and development costs related to these efforts. In addition to taking delivery of our prototypes, in the third quarter of 2016, we engaged an industry expert with 28 years of relevant experience to design IND-enabling studies that should take us from pre-clinical stage to clinical stage and make the FDA 505(b)(2) pathway to regulatory approval and commercialization available to us. Certain of the costs associated with these studies are included in our funding needs for the next 12 months described below. If we are unable to raise sufficient capital to fund these costs or we are unable to secure licensing and product development agreements that would provide for upfront payments, our ability to continue our commercialization efforts will be adversely impacted.

Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Historically we have relied upon related party loans that, as of September 30, 2017, totaled $518,544. Our management has worked without cash compensation. In the first nine months of 2017, the loan increased by $131,000, and these proceeds were used to pay expenses associated with research, development and design, patent protection prosecution activities and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. If we are unable to secure licensing and product development agreements that would provide for upfront payments, we estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

In addition, if we are successful in securing licensing and product development agreements we expect that the structure of the possible future agreements would provide upfront payments. We may also seek to raise the necessary capital through future public or private debt or equity offerings of our securities, although we do not have any commitments from any third parties to provide any capital to us. While we believe that the exclusive rights to the proprietary technology on which our business is predicated could provide us with a significant competitive advantage if we can bring one or more products to market, our ability to accomplish that in the near term is dependent on a successful prototype and positive pre-clinical assessments of the prototype. Given the current lack of a public market for our common stock, our status as a pre-clinical stage company and the difficulties small companies experience in accessing the capital markets, we expect to encounter difficulties in pursuing public or private capital raises. Until such time as we are able to raise all or a portion of the necessary capital, our ability to continue to implement our business plan will be in jeopardy.

Going concern

For the first nine months of 2017 we reported a net loss of $126,730 and net cash used in operations of $132,342 compared to a net loss of $183,268 and net cash used in operations of $167,456 for the first nine months of 2016. At September 30, 2017, we had cash on hand of $3,142 and an accumulated deficit of $1,539,279. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in the 2017 or 2016 periods. Our total operating expenses for the third quarter of 2017 and the nine months then ended decreased 25.5% and 32.0%, respectively, over those reported in the comparable 2016 periods. General and administrative expenses, which include amortization, rent, and website hosting expenses, decreased 8.9% in the third quarter of 2017 from the comparable period in 2016, and were essentially flat for the first nine months of 2017 as compared to the first nine months of 2016.

Research and development expenses decreased 33.9% and 46.1% in the third quarter 2017 and the nine months then ended when compared to the same periods in the prior year which is directly attributable to higher costs in the earlier periods related to prototype development. Professional fees declined by 15.0% in the third quarter of 2017 compared to the third quarter of 2016, and declined 19.8% for the nine months ended September 30, 2017 from the comparable period in 2016, both of which are directly attributable to higher legal fees in the earlier periods.

We do expect that our operating expenses will increase as we continue to develop our business and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in general overhead, salaries for personnel and technical resources, as well as increased costs associated with our SEC reporting obligations. However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2017, we had $3,142 in cash and cash equivalents and a working capital deficit of $644,237, as compared to $4,484 in cash and cash equivalents and a working capital deficit of $530,620 at December 31, 2016. Our current liabilities increased $110,928 from December 31, 2016, reflecting increases in interest payable and in the loan amount from a related party while partially offset by our decrease in accounts payable. Our sole source of operating capital during the first nine months of 2017 came from additional borrowing from a related party which lent us an additional $131,000.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. On August 31, 2017, the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from August 31, 2017 to December 31, 2017. The remaining note in the principal amount of $40,000 is convertible into 500,000 shares of our common stock at the option of the holder and has now been extended to December 31, 2017. While there are no assurances the holder will elect to convert the note, in that event we granted the holder demand and piggyback registration rights for those shares. If we are unable to repay the notes at year end 2017, we anticipate that the holders will extend under the terms and conditions of earlier extensions, but there are no agreements to do so at the time of this filing. We also owe a related party $518,544 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months if we are unable to secure licensing and product development agreements. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $132,342 of cash in our operating activities during the first nine months of 2017 as compared to $167,456 used by our operating activities for the first nine months of 2016. The higher levels reported in 2016 were due to costs associated with the initial development of our prototypes.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in either the first nine months of 2017 or 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing consisted of $131,000 in proceeds from borrowings from Chong Corporation, a related entity, during the first nine months of 2017 as compared to $166,000 in borrowings from Chong Corporation in the comparable period of 2016.

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

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources during the next 12 to 18 months in an effort to remediate the material weaknesses in our internal control over financial reporting.

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

Item 5. Other Information.

On August 16, 2017, the holder of a $40,000 principal amount convertible note agreed to the extension of the due date of the note from August 31, 2017 to December 31, 2017; and on August 31, 2017, the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from August 31, 2017 to December 31, 2017.

Item 6. Exhibits.

No.	Description
10.1	Agreement to Extend dated August 16, 2017 due Artemisa Holdings.*
10.2	Agreement to Extend dated August 31, 2017 for promissory note due Donald J. Bores Sr. *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VapAria Corporation

November 9, 2017	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

November 9, 2017	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

