Form 10-K
period 2017-12-31
VapAria Corp
filed 2018-03-29
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,260,000 shares of common stock are issued and outstanding as of March 29, 2018.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation, and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation formerly (“VapAria Solutions”). In addition, “2017” refers to the year ended December 31, 2017, “2016” refers to the year ended December 31, 2016 and “2018” refers to the year ending December 31, 2018. The information which appears on our web site at www.vaparia.com is not part of this report.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

VapAria is a pre-clinical specialty pharmaceutical company. Our operations are focused on the development and commercialization of methods and medicants to address chronic conditions with novel, vapor-centric approaches to pain management, appetite suppression, mood enhancement, smoking cessation and various sleep disorders and doing so as a specialty pharmaceutical company with patented device methods and patented drug approaches.

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

In 2017 we further developed certain of our device prototypes and engaged with a number of international companies interested in partnering with us to commercialize our patented technology in the area of medically licensed and regulator approved, pharmaceutical Nicotine Replacement Therapy (“NRT”). Certain of these discussions and negotiations have continued into the first quarter of 2018 and are expected to continue beyond that, although no assurances can be offered that a transaction will be finalized.

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

On January 28, 2016, and as contemplated under the December 2013 Agreement, we entered into five License Agreements (the “January 2016 License Agreements”) with Chong Corporation pursuant to which we were granted exclusive worldwide licenses for the following patented technology and Chong permanently waived the requirement under the December 2013 Agreement that we were required to commercialize a product by December 31, 2015:

●	U.S. Patent No.: 8,903,228 issued on December 20, 2014 for a vapor delivery device;

●	U.S. Patent No.: 8,962,040 issued on February 24, 2015 for appetite suppression (hoodia);

●	U.S. Patent App. No.: 13/846,617 filed on March 18, 2013 and subsequently issued as U.S. Patent No. 9,254,002, for low temperature vaporization of tobacco;

●	U.S. Patent App. No.: 13/453,939 filed on April 12, 2012 and subsequently issued as U.S. Patent No. 8,903,228, for an enhanced vapor delivery system; and

●	U.S. Patent App. No.: 14/629,279 filed on February 23, 2015 and subsequently issued as U.S. Patent No. 8,962,040, for a sleep aid (melatonin).

The terms of each January 2016 License Agreement is identical. Under the agreements, we were granted the rights to sublicense and/or produce and market products during the term of the agreement. As consideration for each of these January 2016 License Agreements we issued Chong Corporation 5,000,000 shares of our common stock, for an aggregate issuance of 25,000,000 shares. Under each agreement, we agreed to pay Chong a royalty in the amount of $50,000 per annum in the first calendar year, and for each year thereafter for the remaining life of the patent, in which the patent is issued and is licensed and/or commercialized with an acknowledged embodiment and/or use. We did not incur any royalty fees during 2017 and 2016. Chong is responsible for the payment of all expenses and costs associated with protecting the patents from infringement and/or from claims of infringement from other parties. The term of the license is for the life of the respective patent, subject to earlier termination by either party in the event of a default, which includes a non-payment of any monetary obligations under the terms of the January 2016 License Agreement, or a breach of any representation or warranty.

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

On February 20, 2016, we completed building a fully functioning prototype of our patented and patent-pending pulmonary drug delivery device. We also received an allowance for our second patent on the device. This patent was issued on July 26, 2016. We believe that these events, coupled with the recent FDA statements referenced above, make it timely and important for us to move the opioid delivery system to one of the lead positions in our commercialization and clinical development.

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

In early 2017, the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA), the executive agency of the Department of Health in the United Kingdom which is responsible for ensuring that medicines and medical devices work and are acceptably safe based on research and that of UK experts and consultants, announced that it was encouraging companies with Electronic Nicotine Delivery Systems (“ENDS”) to submit them for clinical tests and trials and for licensing as a medical product. Consistent with this encouragement, the agency published a document on February 2017: Licensing procedure for electronic cigarettes and other nicotine-containing products (NCPs) as medicines, a two-part proportionate assessment of marketing authorization applications (“MAA”) for electronic cigarettes and other nicotine containing products is outlined. Our review of the document convinced us that our technology was well-suited for a licensed product and we identified a number of potential partners in this endeavor. We began discussions and negotiations with certain of these companies in mid-2017 and such discussions and negotiations continue into the first quarter of 2018.

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

Energy. We believe that the broad consumer energy market in the U.S. remains vibrant and growing. The market includes energy drinks, which remain the fastest growing part of the market. According to research aggregator, Report Buyer, total dollar sales of energy drinks increased 440% from 2002 through 2006. And since then, sales have continued to increase at an annual rate of 12% and they are expected to approach $14 billion in annual sales by 2019. It should also be noted that the energy drink market does not include coffee, which, of course, contains caffeine, one of the most effective natural energy ingredients.

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

Appetite Suppression. About 34% of all Americans are overweight when measured by the Body Mass Index or BMI and the trend is moving up. According to a December 31, 2017 reports by Marketdata Enterprises, Inc., at any given point in time there are an estimated 72 million dieters in America—with about 70% of this number attempting to lose weight by themselves, i.e. without medical or program supervision. The annual growth for what is defined as the U.S. weight loss market has been 6% and the market is expected to approach $91 billion by year-end 2019. This market includes prescription diet drugs, structured programs like Weight Watchers, meal replacements, OTC diet pills, mail order plans, diet websites and fad diet books. We have herbal formulas that can be vaporized, ingested as a mist and suppress the user’s feeling of hunger and/or craving for snacks at times other than traditionally scheduled meal times. Like the energy formulation, the appetite suppression formulation will provide its desired effect in less than 30 seconds after ingestion, providing relatively instant feelings of fullness, effectively suppressing appetite and the urge to imprudently snack. The method of delivery with respect to this product enjoys similar attributes to the energy product in that it delivers its desired effect without certain and specific side effects, including, but not limited to nausea, headaches and dizziness.

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

Employees

While our executive officers devote a substantial amount of their time to our company without cash compensation, at March 20, 2018 we did not have any employees.

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

We reported a net loss of $156,538 and $482,765 for 2017 and 2016, respectively, and we have a working capital deficit of $669,674 at December 31, 2017. We do not have any revenue generating operations, do not presently expect to launch our first products until 2019 and will need to raise significant capital to pay our operating expenses and satisfy our obligations as they become due, in addition to continuing to implement our business plan. If we are unable to secure the necessary capital, our ability to continue our operations will be in jeopardy.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced losses from operations, which losses have caused an accumulated deficit of $1,569,087 at December 31, 2017. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses, minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We do not have any external sources of capital and our working capital is not sufficient to pay our operating expenses and satisfy our obligations as they become due. There are no assurances that we will be able to raise sufficient capital to implement our business plan in order to permit us to begin generating revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We may have difficulty raising capital, which could deprive us of necessary revenues.

We have not generated any revenues to date and, subject to the availability of sufficient capital, do not expect to launch our first products until late in 2019, owing to our recent focus on regulatory approved products. We are presently dependent on advances from a related party to provide funds for our operations. In order to support our initiatives, we will need to raise funds through public or private debt or equity financing, collaborative relationships or other arrangements with well capitalized companies. Our ability to raise additional financing depends on many factors beyond our control, including the risks associated with investing in a pre-revenue company with no assurances our products can be commercialized, the lack of a public market for our common stock and the development or prospects for development of competitive technology by others. Sufficient additional financing many not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may never be able to effectively monetize our intellectual property assets. In that event, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

There is no public market for our common stock. We delayed seeking a market maker in 2017, pending the enhancement of our prototypes, the initiation of certain clinical studies and our progress in discussions with certain third parties. While we expect during 2018 to seek a market maker to file the appropriate documents with the Financial Industry Regulatory Authority, Inc. (FINRA) to obtain a quotation of our common stock in the over the counter market, the timing and success thereof is presently unknown. Even if we are successful in establishing a public market for our common stock, it is likely that the market will be limited and sporadic and generally at very low volumes until such time, if ever, as we are able to develop a following for our common stock. An active market for our common stock may never develop.

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

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three year lease initially expiring in December 2017, as previously extended, at an annual rent of $9,000. In December 2017, we renewed the lease for an additional 12-month term ending December 31, 2018 at the annual rental of $9,300.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. As of March 29, 2018, there were approximately 104 record owners of our common stock.

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

The following discussion of our financial condition and results of operations for 2017 and 2016 and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies under the December 2013 Agreement and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. Throughout 2016 and 2017, we have been engaged in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy. During 2017, these discussions involved demonstrations of our fully functional, programmable prototypes and discussions of terms related to licensing and product development agreements that would provide a combination of upfront payments and ongoing royalties. While no definitive agreements have been reached, our discussions continue with certain of these parties under standard non-disclosure agreements into 2018. Subject to the availability of sufficient capital we presently expect to launch our first products late in 2019.

In mid-2015 we adjusted our business focus owing to continuing research, development and design throughout and, thus, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. In the 2017 and 2016 we spent $62,441 and $122,262, respectively, in research and development costs related to these efforts. If we are unable to raise sufficient capital to fund these costs or we are unable to secure licensing and product development agreements that would provide for upfront payments, our ability to continue our commercialization efforts will be adversely impacted.

In 2017 we further developed certain of our device prototypes and engaged with a number of international companies interested in partnering with us to commercialize our patented technology in the area of medically licensed and regulator approved, pharmaceutical Nicotine Replacement Therapy (“NRT”). Certain of these discussions and negotiations have continued into the first quarter of 2018 and are expected to continue beyond that, although no assurances can be offered that a transaction will be finalized.

Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Historically we have relied upon related party loans that, as of December 31, 2017, totaled $548,544. Our management has worked without cash compensation. In 2017, the loan increased by $161,000, and these proceeds were used to pay expenses associated with research, development and design, patent protection prosecution activities and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. If we are unable to secure licensing and product development agreements that would provide for upfront payments, we estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

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

Going concern

For 2017 we reported a net loss of $156,538 and net cash used in operations of $157,826. At December 31, 2017 we had cash on hand of $7,658 and an accumulated deficit of $1,569,087. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in the 2017 or 2016 periods. Our total operating expenses for 2017 decreased 68.8%, over those reported in 2016. General and administrative expenses, which include amortization, compensation, rent, and website hosting expenses, decreased 90% in 2017 compared to 2016 due largely to higher levels of compensation in 2016 related to stock options awarded to management. No such awards were granted in 2017.

Research and development expenses decreased 49% in 2017 compared to the previous year due the fact that device prototype development was largely completed in 2016 and only required refinements in the year ended December 31, 2017. Professional fees declined by 18.5% in 2017 compared to 2016.

Going forward, we expect that our operating expenses will increase as we continue to develop our business and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in general overhead, salaries for personnel and technical resources, as well as increased costs associated with our SEC reporting obligations. However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2017, we had $7,658 in cash and cash equivalents and a working capital deficit of $669,674, as compared to $4,484 in cash and cash equivalents and a working capital deficit of $530,620 at December 31, 2016. Our current liabilities increased $140,632 at December 31, 2017 from December 31, 2016, reflecting increases in interest payable and in the loan amount from a related party while partially offset by our decrease in accounts payable. Our sole source of operating capital during 2017 came from additional borrowing from a related party which lent us an additional $161,000.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. We do not expect to launch our first products until 2019 and will require additional capital to do so. On December 31, 2017 , the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from December 31, 2017 to July 31, 2018. The remaining note in the principal amount of $40,000 is convertible into 500,000 shares of our common stock at the option of the holder and was also extended to July 31, 2018. While there are no assurances the holder will elect to convert the note, in that event we granted the holder demand and piggyback registration rights for those shares. If we are unable to repay the notes at July 31, 2018, we anticipate that the holders will extend under the terms and conditions of earlier extensions, but there are no agreements to do so at the time of this filing. We also owe a related party $548,544 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months if we are unable to secure licensing and product development agreements. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $157,826 of cash in our operating activities in 2017 compared to $215,431 used by our operating activities in 2016, a decrease of 26.7%.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in 2017 or 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for 2017 consisted of borrowing of $161,000 from Chong Corporation, a related entity. Net cash provided by financing activities in 2016 was $214,000 which represented proceeds from loans from Chong Corporation, a related party.

Non cash investing and financing activities

Dividends of common stock issued on the shares of outstanding Series A 10% convertible preferred stock resulted in $11,500 in non-cash financing.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2017 appearing later in this report.

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

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment and having no employees at this time our management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. We had expected to expand our accounting resources during 2016 in an effort to remediate the material weaknesses in our internal control over financial reporting, however our limited financial resources and delays in our capital formation efforts have caused this planned expansion to move to 2017 and now into 2018.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Alexander Chong	53	Chairman of the Board of Directors, Chief Executive Officer
William P. Bartkowski	66	President, Chief Operating Officer
Daniel Markes	56	Vice President, Chief Financial Officer, director
Roger Nielsen	71	Vice President, Secretary, director

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the year ended December 31, 2017 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2017, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act of during the year ended December 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;

●	our two most highly compensated named executive officers at December 31, 2017 whose annual compensation exceeded $100,000; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2017.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Alexander Chong,	2017
Chief Executive Officer (1)	2016	0	0	0	176,881	0	0	0	176,881

(1) The amounts included in the “Option Awards” column represent the aggregate grant date fair value of stock options to purchase 2,100,000 shares at an exercise price of $0.25 in December 2016 computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the notes to our consolidated financial statements appear later in this report.

How the executive’s compensation is determined

Mr. Chong, who has served as our Chief Executive Officer since July 2014, does not presently receive cash compensation for his services to us. In December 2016 we granted him options to purchase 2,100,000 shares of our common stock with an exercise price of $0.25 per share as compensation for his services in 2016. The amount of compensation we may pay to Mr. Chong from time to time is in the discretion of the board of directors of which he is one of three members. No options were granted during 2017.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2017:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Alexander Chong	2,100,000	-	-	1.00	12/31/20	-	-	-	-
	2,100,000	-	-	0.25	12/31/21	-	-	-	-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 29, 2018, we had 76,260,000 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2018 by:

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%

Alexander Chong (1)	43,950,000	55.40%
William P. Bartkowski (2)	600,000	≤1%
Daniel Markes (3)	2,780,000	3.3%
Roger Nielsen (4)	2,800,000	3.3%
All officers and directors as a group (four persons) (1)(2)(3)(4)	47,120,000	62.0%

(1)	Includes: (i) 23,400,000 shares of our common stock held of record by Alexander Chong Chinhak LLC; (ii) 25,000,000 shares of our common stock held of record by Chong Corporation; (iii) 500,000 shares of our common stock issuable upon the conversion of 500,000 shares of our 10% Series A convertible preferred stock held of record by Chong Corporation; (iv) 2,100,000 shares of our common stock underlying options held by Mr. Chong with an exercise price of $1.00 per share; and (v) an additional 2,100,000 shares held with an exercise price of $0.25 per share. Mr. Chong has voting and dispositive control over the shares held of record by both of these entities.

(2)	Includes (i) 300,000 shares of our common stock underlying options with an exercise price of $1.00 per share; and (ii) 300,000 shares of our common stock with an exercise price of $0.25 per share

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

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plans not approved by our stockholders:	0	-	-
Plans approved by stockholders:
2014 Equity Compensation Plan	6,000,000	$0.625	4,300,000

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

During 2014 Chong Corporation loaned us $36,544 for working capital, and during 2015 we repaid $10,000 of this advance. During 2015 Chong Corporation lent us an additional $137,000, and we repaid $10,000 of this advance. In 2016 Chong lent us an additional $214,000 and in 2017 an additional $161,000. The loans are unsecured, non-interest bearing and are due on demand.

Director independence

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for 2017 and 2016.

	2017	2016

Audit Fees	$18,000	$18,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$18,000	$18,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2017 were pre-approved by the entire board of directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

●	Report of Independent Registered Public Accounting Firm;

●	Consolidated balance sheets at December 31, 2017 and 2016;

●	Consolidated statements of operations for the years ended December 31, 2017 and 2016;

●	Consolidated statements of changes in stockholders’ deficit for the years ended December 31, 2017 and 2016;

●	Consolidated statements cash flows for the years ended December 31, 2017 and 2016 and;

●	Notes to consolidated financial statements.

(b)	Exhibits.

2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders (incorporated by reference to Exhibit 2a to the Current Report on Form 8-K as filed on April 11, 2014.)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-1, SEC File No. 333-165760, as filed on March 29, 2010, as amended (the “S-1”)).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(c) to Post-Effective Amendment No. 4 to the S-1).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K as filed on August 21, 2014).
3.4	Bylaws (incorporated by reference to Exhibit 3(b) to the S-1).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q for the period ended September 30, 2016).
10.1	Promissory Note in the principal amount of $50,000 from VapAria Corporation to Donald J. Bores (incorporated by reference to Exhibit 10(c) to the Post-Effective Amendment No. 2 to the S-1).
10.2	Exclusive License and Option to License Agreement dated December 31, 2013 by and between Chong Corporation and VapAria Corporation (incorporated by reference to Exhibit 10(b) to Post-Effective Amendment No. 1 to the S-1)
10.3	Intellectual Property Assignment Agreement dated August 1, 2010 between Alexander C. Chong, William P. Bartkowski and Chong Corporation (incorporated by reference to Exhibit 10(d) to Post-Effective Amendment No. 2 to the S-1).
10.4	2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K as filed on August 21, 2014).
10.5	Agreement to extend due date of promissory note to Donald J. Bores (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2014).
10.6	Convertible note dated July 14, 2014 in the principal amount of $40,000 together with Addendum dated September 1, 2014 and Addendum dated December 1, 2014 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2014).
10.7	Commercial Lease dated December 15, 2013 by and between 5550 Nicollet, LLC and VapAria Corporation (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2014).
10.8	Note Extension Agreement dated June 30, 2015 by Donald J. Bores (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015).
10.9	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 228 patent (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K as filed on January 29, 2016).
10.10	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 040 patent (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K as filed on January 29, 2016).
10.11	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 617 patent application (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K as filed on January 29, 2016).
10.12	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 939 patent application (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K as filed on January 29, 2016).
10.13	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 279 patent application (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K as filed on January 29, 2016).
10.14	Agreement dated December 13, 2015 to extend due date of promissory note to Donald J. Bores (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.15	Agreement to Extend dated June 30, 2016 for promissory note due Donald J. Bores Sr. (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the period ended June 30, 2016).
10.16	Addendum dated July 31, 2016 to Convertible Note due Artemisa Holdings, Inc. (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended June 30, 2016).
10.17	Agreement to extend commercial lease by and between 5550 Nicollet, LLC and VapAria Corporation (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K).
10.18	Agreement dated December 31, 2016 to extend due date of promissory note to the estate of Donald J. Bores to August 31, 2017 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K).
10.19	Agreement to extend dated August 16, 2017 due Artemisa Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2017).
10.20	Agreement to extend dated August 31, 2017 for promissory note due Donald J. Bores, Sr. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2017).
10.21	Lease extension dated December 31, 2017, with Chong Corporation *
14.1	Code Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2014).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VapAria Corporation

March 29, 2018	By:	/s/ Alexander Chong
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

Name	Positions	Date

/s/ Alexander Chong	Chief Executive Officer, Chairman of the Board of	March 29, 2018
Alexander Chong	Directors, principal executive officer

/s/ William P. Bartkowski	President, Chief Operating Officer	March 29, 2018
William P. Bartkowski

/s/ Daniel Markes	Vice President, Chief Financial Officer, director,	March 29, 2018
Daniel Markes	principal financial and accounting officer

/s/ Roger Nielsen	Vice President, secretary, director	March 29, 2018
Roger Nielsen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VapAria, Inc.

Minneapolis, MN

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VapAria, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2014.

Houston, Texas

March 29, 2018

VapAria Corporation

Consolidated Balance Sheets

	December 31
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$7,658	$4,484
Prepaid expenses	2,144	3,740
Total Current Assets	9,802	8,224
Intellectual property, net	239,555	257,039
TOTAL ASSETS	$249,357	$265,263
LIABILITIES & STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$8,700	$37,068
Interest payable	32,232	24,232
Note payable	50,000	50,000
Convertible note	40,000	40,000
Loan from related party	548,544	387,544
Total Current Liabilities	679,476	538,844
TOTAL LIABILITIES	679,476	538,844
STOCKHOLDERS’ DEFICIT
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; 10% Series A Convertible Preferred Stock; 500,000 shares authorized; 500,000 shares issued and outstanding at December 31, 2017 and 2016	50	50
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 75,260,000 and 75,210,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	7,526	7,521
Additional paid-in capital	1,131,392	1,119,897
Accumulated deficit	(1,569,087)	(1,401,049)
TOTAL STOCKHOLDERS’ DEFICIT	(430,119)	(273,581)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$249,357	$265,263

See accompanying notes to consolidated financial statements

VapAria Corporation

Consolidated Statements of Operations

	Year ended December 31
	2017	2016
Operating Expenses
General and administrative	$28,013	$281,349
Research and development	62,441	122,262
Professional fees	57,625	70,693
Total Operating Expenses	148,079	474,304
Other (Expense)	(8,459)	(8,461)
Net Loss	$(156,538)	$(482,765)

Preferred dividend	11,500	7,500

Net Loss available to common stockholders	(168,038)	(490,265)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	75,235,753	73,277,896

See accompanying notes to consolidated financial statements

VapAria Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2017 and 2016

	Series A
	Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2015	500,000	$50	50,160,000	$5,016	$761,443	$(910,784)	$(144,275)

Common stock issued for intangible assets	-	-	25,000,000	2,500	98,272	-	$100,772

Common stock issued for dividend	-	-	50,000	5	7,495	(7,500)	$-

Stock options granted	-	-	-	-	252,687	-	$252,687

Net loss	-	-	-	-	-	(482,765)	$(482,765)

Balance December 31, 2016	500,000	$50	75,210,000	$7,521	$1,119,897	$(1,401,049)	$(273,581)

Common stock issued for dividend	-	-	50,000	5	11,495	(11,500)	$-

Net loss	-	-	-	-	-	(156,538)	$(156,538)

Balance December 31, 2017	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,569,087)	$(430,119)

See accompanying notes to consolidated financial statements

VapAria Corporation

Consolidated Statements of Cash Flows

	Year ended December 31
	2017	2016

Cash flows from operating activities
Net loss	$(156,538)	$(482,765)
Adjustments to reconcile net loss to net cash used in operations:
Amortized expense	17,484	17,022
Stock options expense	-	252,687
Changes in operating assets and liabilities:
Prepaid expenses	1,596	(216)
Accounts payable	(28,368)	(10,181)
Interest payable	8,000	8,022
Net cash used by operating activities	(157,826)	(215,431)

Cash flows from financing activities
Borrowing on debt with related party	161,000	214,000
Net Cash provided by financing activities	161,000	214,000

Net change in cash	3,174	(1,431)
Cash, beginning of period	4,484	5,915
Cash, end of period	$7,658	$4,484

Supplementary disclosure of non-cash activities:
Dividends on Preferred Series A Stock	$11,500	$7,500
Common stock issued for intangible assets	-	100,772

Supplementary Information
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements

VapAria Corporation

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

As a result of the closing of this transaction, VapAria Solutions became a wholly owned subsidiary of our company and its business and operations represent those of our company.

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

The Company has limited operations and, as of December 31, 2017, had no employees.

The Company has a fiscal year end of December 31.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and have been consistently applied in the preparation of the financial statements.

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

Earnings per Share Information – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ( “ASC”) 260 “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Due to the Company’s net losses, diluted loss per share excludes all potential common shares since their effect would be anti-dilutive.

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

Long Lived Assets – Assessing long-lived assets for impairment will require us to make assumptions and judgments regarding the carrying value of these assets. We will evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The assets will be considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

If we believe our assets to be impaired, the impairment we will recognize will be the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write down will be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the useful lives of the assets. If a change were to occur in any of the above-mentioned factors or estimates, our reported results could materially change. There was no impairment at December 31, 2017 and December 31, 2016.

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

Intellectual Property - Intellectual property assets primarily represent rights acquired under technology licenses and are generally amortized on a straight-line basis over periods of benefit, ranging up to 17 years. For the fiscal year ended December 31, 2017, the Company amortized $17,484, compared to $17,022 for the previous year, related to the value of its patent portfolio, acquired in 2013 and 2016 from an affiliate (see Note 5).

Accrued Research and Development Expenses – As part of the process of preparing our financial statements we are required to estimate our accrued expenses, including research and development expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at the time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows in accruing service fees we estimate the time-period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the cost of these services, our actual expenses could differ from our estimates. We do not anticipate the future settlement of existing accruals to differ materially from our estimates. Research and development expenses are expensed as incurred.

Stock-based Compensation - The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. No options were granted in 2017 while in 2016 we granted 3,000,000 options to the management team which were valued at $252,687.

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees”, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest..

Fair Value of Financial Instruments - Fair value is an estimate of the exit price, representing the amount that would be received to, sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are not adjusted for transaction cost. Fair value measurement under generally accepted accounting principles provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

●	Level 3: Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability. The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and debt are a reasonable estimate of fair value because of the short period of time between origination of such instruments and their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available

Beneficial Conversion Features - The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, has limited cash and no source of revenue sufficient to cover its operations costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we reported no activity the first two years and have experienced operating losses in 2017 and 2016. Under ACS 740 “Income Taxes”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The 2017 Tax Cuts and Jobs Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and instead would permit all such NOLs to be carried forward indefinitely. The component of the Company’s deferred tax asset as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Net opening loss carryforward	$329,508	$490,368
Valuation allowance	(329,508)	(490,368)
Net deferred asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2017 or 2016.

The Company’s cumulative net operating loss carryforward as of December 31, 2017 amounted to $1,569,088 and will expire between December 31, 2033 and December 31, 2037.

NOTE 5 – STOCKHOLDER’S EQUITY

Common stock

On January 28, 2016 the Company entered into five license agreements (the “January 2016 License Agreements”) with Chong Corporation, a related party, to which we were granted exclusive worldwide licenses for the following patented technology:

U.S. Patent No.: 8,903228 issued on December 20, 2014 for a vapor delivery device;

U.S. Patent No.: 8,962,040 issued on February 24, 2015 for appetite suppression (hoodia);

U.S. Patent App. No.: 13/836,617 filed on March 18, 2013 and subsequently issued as U.S. Patent No. 9,254,002, for low temperature vaporization of a tobacco;

U.S. Patent App. No.: 13/453,939 filed on April 12, 2012 and subsequently issued as U.S. Patent No. 8,903,228 for an enhanced vapor delivery system; and

U.S. Patent App. No.: 14/629,279 filed on February 23, 2015 and subsequently issued as U.S. Patent No. 8,962,040 for a sleep aid (melatonin).

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

In June 2017, the Company declared and issued 50,000 shares of our common stock to Chong Corporation as a 2016 dividend on our 10% Series A convertible preferred stock. The stock was valued at $0.23 per share.

Comparatively, in May 2016, we declared and issued 50,000 shares of our common stock to Chong Corporation as a 2015 dividend on our 10% Series A convertible preferred stock. The stock was valued at $0.15 per share.

On December 31, 2017, the Company had 75,260,000 shares of common stock issued and outstanding.

Preferred Stock

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

Stock options

No stock options were granted in 2017, while in December 2016, the Company, in line with the Company’s 2014 Equity Compensation Plan, granted 3,000,000 non-qualified stock options to its management. These options were fully vested upon granting and have an exercise price of $0.25 per share. The options were valued at the common stock’s par value of $0.0001 per share. The exercise period terminates 5:00 pm Eastern Time December 31, 2021.

As of December 31, 2017, the Company has 6,000,000 outstanding and exercisable options at a weighted average exercise price of $0.625 per share and a weighted average remaining term of 6 years. The options have zero intrinsic value as the shares of the Company are not actively traded.

NOTE 6 – RELATED PARTY TRANSACTIONS

In 2017 the Company borrowed $161,000 from Chong Corporation, a related entity. The balance outstanding at December 31, 2017 is $548,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong. In December 2017, we renewed the lease for an additional 12-month term ending December 31, 2018 at the annual rental of $9,300. Rent was $9,180 and $9,000 each year ending December 31, 2017 and December 31, 2016 respectively. As of December 31, 2017, $4,590 is due to 5550 Nicollet LLC.

See other related party transactions in Note 9 – Commitments and Contingencies.

NOTE 7 – NOTE PAYABLE

As of December 31, 2017, the Company has an unsecured note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was due December 31, 2017 but the due date has been amended and, all principal and accrued interest is due and payable on July 31, 2018.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 8 – CONVERTIBLE NOTE

The Company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the share exchange with the VapAria Solutions Shareholders. Following amendment to the date of maturity, the note now matures on July 31, 2018 and continues to bear interest at 10% per annum. The note is convertible into shares of our common stock at $0.08 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended to December 1, 2014. On December 1, 2014, the Company extended the note again to December 31, 2015. On December 31, 2015, the note was again extended to July 31, 2016 and on December 31, 2016 the note was extended to August 31, 2017. It was subsequently extended to December 31, 2017 and most recently was extended to July 31, 2018. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Relating to the December 2013 License Agreement with Chong Corporation, a related party, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015, the Company is required to pay to Chong Corporation, a related entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The December 2013 License Agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the fiscal years ended December 31, 2017 and 2016, Chong reported it did not incur any costs associated with this December 2013 License Agreement.

