Form 10-Q
period 2018-06-30
VapAria Corp
filed 2018-08-07
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-55470

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,260,000 shares of common stock are issued and outstanding as of August 7, 2018.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation, and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”). In addition, “second quarter 2018” refers to the three months ended June 30, 2018, “second quarter 2017” refers to the three months ended June 30, 2017, “2018” refers to the year ending December 31, 2018 and “2017” refers to the year ended December 31, 2017.

Unless specifically set forth to the contrary, the information which appears on our web site at www.vaparia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VapAria Corporation

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,128	$7,658
Prepaid expenses	5,060	2,144
Total Current Assets	10,188	9,802

Intellectual property, net	230,813	239,555

TOTAL ASSETS	$241,001	$249,357

LIABILITIES & STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$8,562	$8,700
Accrued expenses	350	-
Interest payable	36,199	32,232
Note payable	50,000	50,000
Convertible Note	40,000	40,000
Loan from related party	588,544	548,544
Total Current Liabilities	723,655	679,476

TOTAL LIABILITIES	723,655	679,476

STOCKHOLDERS’ DEFICIT
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; 500,000 shares issued and outstanding	50	50
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 75,260,000 shares issued and outstanding at June 30, 21018 and at December 31, 2017	7,526	7,526
Additional paid-in capital	1,131,392	1,131,392
Accumulated deficit	(1,621,622)	(1,569,087)

TOTAL STOCKHOLDERS’ DEFICIT	(482,654)	(430,119)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$241,001	$249,357

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating Expenses
General and administrative	$7,020	$6,984	$13,863	$13,990
Research and development	-	17,865	5,027	28,649
Professional fees	11,649	20,656	29,278	35,137
Total Operating Expenses	18,669	45,505	48,168	77,776
Other (Expense)	(1,994)	(1,994)	(4,367)	(4,426)
Net Loss	$(20,663)	$(47,499)	$(52,535)	$(82,202)

Stock dividend	-	11,500	-	11,500

Net (Loss) available to common stockholders	(20,663)	(58,999)	(52,535)	(93,702)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average shares outstanding	75,260,000	75,212,198	75,260,000	75,211,105

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

For the six months ended June 30, 2018

(Unaudited)

	Series A
	Preferred Stock		Common Stock
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	500,000	$50	75,260,000	7,526	1,131,392	(1,569,087)	$(430,119)

Net Loss						(52,535)	$(52,535)

Balance, June 30, 2018	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,621,622)	$(482,654)

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities
Net loss	$(52,535)	$(82,202)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	8,742	8,742
Changes in operating assets and liabilities:
Prepaid expenses	(2,916)	1,098
Accounts payable	(138)	(3,830)
Accrued expenses	350	-
Interest payable	3,967	3,968
Net cash used by operating activities	(42,530)	(72,224)

Cash flows from financing activities
Borrowing on debt with related party	40,000	81,000
Net cash provided by financing activities	40,000	81,000

Net change in cash and cash equivalents	(2,530)	8,776
Cash and cash equivalents, beginning of period	7,658	4,484
Cash and cash equivalents, end of period	$5,128	$13,260

Supplementary disclosure of non-cash activities
Dividends on Preferred Series A stock	-	(11,500)

Supplementary Information
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

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

The Company has limited operations and, while our executive officers devote a substantial amount of their time to the Company without cash compensation, as of June 30, 2018, had no employees.

The Company has a fiscal year end of December 31.

Basis of Presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2018 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2017 audited financial statements. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the literature, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees currently under ASC 718, Compensation - Stock Compensation. Board members are the only non-employees that the Company grants to, who are treated as “employees” under ASC 718. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. The Company does not believe that the adoption of ASU 2018-07 will have a significant impact on the Company’s condensed consolidated financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, the Company borrowed an aggregate of $40,000 from Chong Corporation, a related entity. The balance outstanding at June 30, 2018 due to Chong Corporation is $588,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, an affiliate of Mr. Chong, having renewed the lease in December 2017 for an additional 12-month term at an annual rental of $9,300 with expiration on December 31, 2018. Rent was $4,650 for this six-month period in 2018 compared to $4,590 in 2017. As of June 30, 2018, $4,650 is due to 5550 Nicollet LLC.

NOTE 4 – NOTE PAYABLE

As of June 30, 2018, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was amended in December 2017 to extend the maturity date for both the principal and accrued interest to July 31, 2018. On July 31, 2018, the note was extended to January 31, 2019.

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

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended to December 1, 2014. On December 1, 2014, the Company extended the note again to December 31, 2015. On December 31, 2015, the note was extended to July 31, 2016. On December 31, 2016, it was extended to August 31, 2017. It was subsequently extended to December 31, 2017 and then extended to July 31, 2018. On July 31, 2018, the note was extended to January 31, 2019. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment of debt.

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

The December 31, 2013 agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the six months ended June 30, 2018 and 2017 there were no reimbursable costs.

NOTE 7 – SUBSEQUENT EVENTS

On July 31, 2018 the holders of the $50,000 note payable and the $40,000 unsecured convertible note each agreed to extend the respective maturity dates to January 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2017, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies under the December 2013 Agreement and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. Throughout 2017 and into the second quarter of 2018, in addition to discussions with third party financing sources, we continued to engage in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy. These discussions have involved demonstrations of our fully functional, programmable prototypes.

In mid-2015 we adjusted our business focus owing to continuing research, development and design throughout and, thus, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. In the first six months of 2018 and 2017 we spent $5,027 and $28,649, respectively, in research and development costs related to these efforts. In addition to taking delivery of our prototypes, in the third quarter of 2016, we engaged an industry expert with 28 years of relevant experience to design IND-enabling studies that should take us from pre-clinical stage to clinical stage and make the FDA 505(b)(2) pathway to regulatory approval and commercialization available to us. Certain of the costs associated with these studies are included in our funding needs for the next 12 months described below. If we are unable to raise sufficient capital to fund these costs, our ability to continue our commercialization efforts will be adversely impacted.

Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Historically we have relied upon related party loans that, as of June 30, 2018, totaled $588,544. In the first six months of 2018, the loan increased by $40,000 and these proceeds were used to pay expenses associated with research, development and design, and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. Our management has worked without cash compensation. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

We may seek to raise the necessary capital through future public or private debt or equity offerings of our securities, although we do not have any commitments from any third parties to provide any capital to us. While we believe that the exclusive rights to the proprietary technology on which our business is predicated could provide us with a significant competitive advantage if we can bring one or more products to market, our ability to accomplish that in the near term is dependent on a successful prototype and positive pre-clinical assessments of the prototype. Given the current lack of a public market for our common stock, our status as a pre-clinical stage company and the difficulties small companies experience in accessing the capital markets, we expect to encounter difficulties in pursuing public or private capital raises. We may also seek to minimize our capital needs by securing partnerships or joint ventures with well capitalized companies in the pharmaceutical or OTC consumer products industries. Until we are able to raise all or a portion of the necessary capital, our ability to continue to implement our business plan will be in jeopardy.

Going concern

For the first six months of 2018 we reported a net loss of $52,535 and net cash used in operations of $42,530 compared to a net loss of $82,202 and net cash used in operations of $72,224 for the first six months of 2017. At June 30, 2018, we had cash on hand of $5,128 and an accumulated deficit of $1,621,622. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in any of the 2018 or 2017 periods. Our total operating expenses for the second quarter of 2018 and the six months then ended decreased 59.0% and 38.1% respectively, over those reported in the comparable 2017 periods. General and administrative expenses, which include amortization, rent, and website hosting expenses, increased 0.5% in the second quarter of 2018 from the comparable period in 2017, but showed an overall decrease of 0.9% for the first six months as compared to the first six months of 2017.

Research and development expenses were not incurred in the second quarter of 2018 and decreased 82.5% in the first six months of 2018 when compared to the same period in the prior year. This reduction is directly attributable to the progress made in this area. Professional fees declined 43.6% in the second quarter of 2018 compared to 2017 and declined 16.7% for the six months ended June 30, 2018 from the comparable periods in 2017. Agency fees for the design of presentation materials incurred in 2017 that were not incurred in 2018 represent almost half of this decrease. The balance of the decrease is attributed to lower fees billed by attorneys in the first six months of 2018 compared to the same period in 2017.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2018, we had $5,128 in cash and cash equivalents and a working capital deficit of $713,467 as compared to $7,658 in cash and cash equivalents and a working capital deficit of $669,674 at December 31, 2017. Our current liabilities increased $44,179 from December 31, 2017, reflecting increases in interest payable, accrued expenses and in the loan amount from a related party. Our sole source of operating capital during the first six months of 2018 came from additional borrowing from a related party which loaned us an additional $40,000.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. In December 2017, the holder of a $50,000, principal amount, note agreed to the extension of the due date of the note from December 31, 2017 to July 31, 2018. The remaining note in the principal amount of $40,000 is convertible into 500,000 shares of our common stock at the option of the holder and was due on July 31, 2018. On July 31, 2018 the holders of the $50,000 note payable and the $40,000 unsecured convertible note each agreed to extend the respective maturity dates to January 31, 2019. We also owe a related party $588,544 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $42,530 of cash in our operating activities in the first six months of 2018 compared to $72,224 used by our operating activities in the first six months of 2017, a decrease of 41.1%. The decrease is due to lower research and development costs incurred in the current period compared to the same period one year ago.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in either the first six months of 2018 or 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first six months of 2018 and 2017 consisted of borrowings of $40,000 and $81,000 respectively from Chong Corporation, a related entity.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the literature, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees currently under ASC 718, Compensation - Stock Compensation. Board members are the only non-employees that the Company grants to, who are treated as “employees” under ASC 718. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. The Company does not believe that the adoption of ASU 2018-07 will have a significant impact on the Company’s condensed consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risk factors in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

On July 31, 2018, the holder of a $50,000 principal amount note agreed to the extension of the due date of the note from July 31, 2018 to January 31, 2019. A copy of the note extension is filed as Exhibit 10.22 to this report.

On July 31, 2018 the holder of a $40,000 convertible agreed to the extension of the due date of the note from July 31, 2018 to January 31, 2019. A copy of the note extension is files as Exhibit 10.23 to this report.

Item 6. Exhibits.2

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3(c)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
10.22	Agreement dated July 31, 2018 to extend the due date of the Promissory Note to Donald J. Bores to January 31, 2019.				Filed
10.23	Addendum dated July 31, 2018 to Convertible Note due Artemisa Holdings, Inc. to extend due date to January 31, 2019.				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

2We updated the formatting for the hyperlinking presentation. We also removed the original certificate of incorporation (which was superseded by the amended and restated) and renumbered the Item 3 exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VapAria Corporation

August 7, 2018	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

August 7, 2018	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

