Form 10-Q/A
period 2018-03-31
VapAria Corp
filed 2018-11-29
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. [  ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,260,000 shares of common stock are issued and outstanding as of April 26, 2018.

EXPLANATORY PARAGRAPH

VapAria Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on May 1, 2018 (the “Original Filing”) solely to correct a typographical error on the cover page in which we incorrectly stated that we are a shell company as defined in Rule 12b-2 of the Securities Exchange Act o 1934, as amended (the “Act”). We are not a shell company as defined in Rule 12b-2 of the Act. This Amendment No. 1 should be read in conjunction with the Original Filing, which, as amended hereby, continues to speak as of the date of the Original Filing. This Amendment No. 1 does not reflect any events occurring after the filing date of the Original Filing nor does it modify or update any disclosures contained therein, except as specifically set forth herein.

2

PART II - OTHER INFORMATION

Item 6. Exhibits.

No.	Description
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

* filed herewith

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VapAria Corporation

November 29, 2018	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

November 29, 2018	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

4