Form 10-Q/A
period 2018-06-30
VapAria Corp
filed 2018-11-29
CIK 1479915

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

EXPLANATORY PARAGRAPH

VapAria Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the Securities and Exchange Commission (“SEC”) on August 7, 2018 (the “Original Filing”) solely to correct a typographical error on the cover page of the Original Filing in which we incorrectly stated that we are a shell company as defined in Rule 12b-2 of the Securities Exchange Act o 1934, as amended (the “Act”). We are not a shell company as defined in Rule 12b-2 of the Act. This Amendment No. 1 should be read in conjunction with the Original Filing, which, as amended hereby, continues to speak as of the date of the Original Filing. This Amendment No. 1 does not reflect any events occurring after the filing date of the Original Filing nor does it modify or update any disclosures contained therein, except as specifically set forth herein.

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