Form 10-K
period 2018-12-31
VapAria Corp
filed 2019-03-29
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 29, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,310,000 shares of common stock are issued and outstanding as of March 25, 2019.

DOCUMENTS INCORPORATED BY REFERENCE5

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation, and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation formerly (“VapAria Solutions”). In addition, “2018” refers to the year ended December 31, 2018, “2017” refers to the year ended December 31, 2017 and “2019” refers to the year ending December 31, 2019. The information which appears on our web site at www.vaparia.com is not part of this report.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

VapAria is a pre-clinical specialty pharmaceutical company. Our operations are focused on the development and commercialization of methods and medicants to address and reduce the harms associated with chronic conditions with novel, vapor-centric, inhalable approaches to pain management, appetite suppression, mood enhancement, smoking and various sleep disorders and doing with patented device methods and patented drug approaches.

Prior to forming VapAria Solutions in 2010, our management had more than 25 years’ collective experience in vaporization and vapor delivery of medicants, having been partners in a joint venture with pioneers in the industry and having had undertaken significant work internationally researching and developing products, shepherding them through the patent process and introducing them into the U.S. wholesale and retail supply chain. Our management, through the Chong Corporation, a common control entity that is the licensor of the intellectual property rights described below, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address our target markets.

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate which are described below to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. Since mid-2015 and continuing into the first quarter of 2019, in addition to discussions with third party financing sources, we have engaged in substantive discussions with several U.S. and international companies which have expressed an interest in our licensed technology in pursuit of this strategy.

We took delivery of multiple versions of two forms of device prototypes in 2015 and 2016. We programmed certain of them for specific demonstrations and then actively demonstrated them to potential partners and investors throughout 2017 and into 2018. In addition, in late 2016, we engaged an industry expert with 28 years of relevant experience to design IND-enabling studies that would take us from pre-clinical stage to clinical stage and make the FDA 505(b)(2) pathway to regulatory approval and commercialization available to us in the area of pain management. This work became the basis for a September 2018 submission to the US Food and Drug Administration’s (“FDA”) Innovation Challenge: Devices to Prevent and Treat Opioid Use Disorder. In November we were advised that our submission to the FDA’s Innovation Challenge: Devices to Prevent and Treat Opioid Use Disorder was not selected as a part of the challenge. However, we were encouraged by FDA staff to submit the device and its anticipated use to the FDA’s Breakthrough Devices Program. We are still evaluating this opportunity and expect to decide relative to such a submission in mid-2019.

In 2018 we also continued to fine tune certain of our device prototypes and to stay engaged with a number of international companies interested in partnering with us to commercialize our patented technology in the area of medically licensed and regulator approved, pharmaceutical Nicotine Replacement Therapy (“NRT”). Certain of these discussions and negotiations continued throughout 2018 and are now continuing into 2019, although no assurances can be offered that a transaction will be finalized.

The US opportunity for FDA-approved NRT has been clarified recently with the FDA’s Center for Drug Education and Research (“CDER”) publishing draft guidance entitled “Nonclinical Testing of Orally Inhaled Nicotine-Containing Drug Products” in August 2018. Then in February of 2019, the FDA published another draft guidance document, “Smoking Cessation and Related Indications: Developing Nicotine Replacement Therapy Drug Products.” Management believes that the draft guidance in these documents, although not guaranteed as to implementation, makes a strong case for the use of devices consistent with its technology, attributes and features.

Licensed intellectual property rights

Effective December 31, 2013, VapAria Solutions entered into an Exclusive License and Option to License Agreement (the “December 2013 Agreement”) with the Chong Corporation, a corporation owned and controlled by Alexander Chong, our CEO and a member of our board of directors. The December 2013 Agreement is for the Chong Corporation’s intellectual property portfolio described below and provided a license for the following patent:

●	Lobelia Patent 8,287,922 - Issued October 16, 2012 - a method for lobelia delivery is provided comprising: providing a lobelia solution suitable for vaporization in a compact handheld device; providing the compact handheld device; and vaporizing the lobelia solution at a low temperature upon activation by a user such that an effective serving of lobelia is provided to the user. This patent covers a formulation for a FDA exempt herbal remedy that contains lobeline, an alkaloid that produces effects similar to nicotine and caffeine and can be commercialized as a smoking alternative and respiratory tonic and restorative. The benefits of commercializing this formulation include providing a product into today’s e-cigarette and vapor market that would not be subject to taxes similar to tobacco taxes that are now being introduced throughout the country on nicotine-containing products.

Under the terms of the December 2013 Agreement we were also granted options to license the following patent applications:

●	Device Patent Application 20130199528 - A control system for a hand-held vapor delivery device, comprising: a circuit configured to provide a precise amount of power from a power source to heat a heating element to a minimum required temperature to completely vaporize a predetermined volume of a liquid, and control a precise duration of time to supply the precise amount of power to completely vaporize the predetermined volume of liquid at the required temperature. The application also utilizes alkaline battery chemistry and an enclosed cartridge that eliminates leaking and reduces the risks of oxidation, contamination and adulteration- making the device suitable for pharmaceutical applications; and

●	Vaporized Medicants and Methods of Use Patent Application 20130072577 - Medicant solutions, i.e. suitable for vaporization at a low temperature: Medicants or active ingredients that are covered by the application include energy boosters, analgesics, sleep aids, motion sickness remedies and erectile dysfunction remedies.

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

In addition to the License Issue Fee, we were obligated to pay a 3% royalty, beginning January 1, 2015, of not less than $50,000 per year, beginning in the calendar year in which the first licensed products or licensed services takes place. No royalty fees were due in 2015 or 2016. We were also required to commercialize a product by December 31, 2015. The license, subject to option, was exercisable at any time during the term of the December 2013 Agreement at an option price not higher than $5 million, which may be payable in cash, equity or note. We exercised this option in January 2016 as described later in this report. The December 2013 Agreement also provides that the Chong Corporation will prosecute and maintain the patent applications and patents under patent rights subject to our reimbursement of out-of-pocket costs.

In addition, and beginning on the date of the December 2013 Agreement, ongoing patent development, patent prosecution, intellectual property portfolio enhancements are being undertaken by Messrs. Chong and William Bartkowski, our President, under the auspices of Chong Corporation pursuant to Section 13 of the December 2013 Agreement. This activity continued throughout 2015 and 2016. While the terms of the December 2013 Agreement provide that we are responsible for reimbursing Chong Corporation for all past, present and future costs for preparing, filing, prosecuting and maintaining all patent applications and patents which are licensed to us under the terms of the December 2013 Agreement, in January of 2016 Chong Corporation agreed to waive all such reimbursements for all costs incurred through December 31, 2015 and 2016 and all such costs going forward.

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

The terms of each January 2016 License Agreement are identical. Under the agreements, we were granted the rights to sublicense and/or produce and market products during the term of the agreement. As consideration for each of these January 2016 License Agreements we issued Chong Corporation 5,000,000 shares of our common stock, for an aggregate issuance of 25,000,000 shares. Under each agreement, we agreed to pay Chong a royalty in the amount of $50,000 per annum in the first calendar year, and for each year thereafter for the remaining life of the patent, in which the patent is issued and is licensed and/or commercialized with an acknowledged embodiment and/or use. We did not incur any royalty fees during 2018 and 2017. Chong is responsible for the payment of all expenses and costs associated with protecting the patents from infringement and/or from claims of infringement from other parties. The term of the license is for the life of the respective patent, subject to earlier termination by either party in the event of a default, which includes a non-payment of any monetary obligations under the terms of the January 2016 License Agreement, or a breach of any representation or warranty.

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

Vaporizing technologies

Our management is experienced in the design and development of inhalable and breathable technologies and in identifying medicants and remedies that can be made more effective and abuse-deterrent via pulmonary delivery. This approach to device development and medicant discovery has allowed us to identify, advance and patent numerous methods and medicants. Our IP strategy revolves around our patented and patent-pending device, which effectively vaporizes medicants and their excipients at low temperatures. The ability to vaporize at these temperatures then provides us an avenue to patent a wide variety of pharmaceutical preparations and/or OTC medicants, herbal remedies via low temperature vaporization and vapor delivery. Our lead product candidates are embodiments of our technology, the features and attributes of which are especially well-suited to safe, secure and abuse-deterrent dispensing of opioids for prescriptive pain management therapies and for pharmaceutical NRT.

Our device technology

We believe that sophisticated, robust and proprietary product embodiments of our patented and patent-pending technology are capable of:

●	Authenticating and verifying the user;

●	Authenticating and verifying the active ingredient being dispensed;

●	Producing consistent, accurate “dosages” of an active ingredient;

●	Measuring, monitoring and metering dosages on a per use (activation) basis;

●	Controlling the amount and duration of power and temperature- eliminating the risk of “cracking” the excipient molecules and producing unwanted chemical byproducts in the vapor;

●	Offering environmentally friendly power options;

●	Allowing for expanded categories of excipients - more delicate excipients require lower, controlled temperatures;

●	Controlling the size of the vapor molecule;

●	Utilizing a totally encapsulated fluid reservoir that cannot be adulterated and that restricts oxidation and contamination; and

●	Minimizing leakage of any kind.

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

Pharmaceutical opportunities

Pain Management/Abuse-deterrent Opioid Delivery. According to BCC Market Research the total, annual, global market for therapeutic pain management is expected to reach $45 billion by year-end 2019. However, most of that market is dominated by prescriptive and/or clinical use of opioids. Prescriptive opioid abuse and the addiction that it so often leads to, with the consequences of overdose death and the increase in transition to the use of illegal street drugs such as heroin, now constitute a significant public health crisis in the U.S.

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

We believe that this FDA guidance made it timely and important for us to move the opioid delivery system to one of the lead positions in our commercialization and clinical development.

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

In early 2017, the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA), the executive agency of the Department of Health in the United Kingdom which is responsible for ensuring that medicines and medical devices work and are acceptably safe based on research and that of UK experts and consultants, announced that it was encouraging companies with Electronic Nicotine Delivery Systems (“ENDS”) to submit them for clinical tests and trials and for licensing as a medical product. Consistent with this encouragement, the agency published a document on February 2017: Licensing procedure for electronic cigarettes and other nicotine-containing products (NCPs) as medicines, a two-part proportionate assessment of marketing authorization applications (“MAA”) for electronic cigarettes and other nicotine containing products is outlined. Our review of the document convinced us that our technology was well-suited for a licensed product and we identified a number of potential partners in this endeavor. We began discussions and negotiations with certain of these companies in mid-2017, such discussions and negotiations continued throughout 2018 and are expected to continue throughout 2019.

Product development and commercialization strategy

Focusing on Chronic Conditions and Vapor Solutions. We focus our product development activities on addressing significant unserved and underserved chronic medical and wellness conditions. Our own research demonstrates existing product technologies are incapable of meeting provider and patient preferences, ongoing public health and regulatory scrutiny, and third-party payment conditions. At this time, our pipeline and our projects include medicants and therapies to address pain management with abuse-deterrent delivery methods and methodologies and smoking cessation. To the extent that these conditions are compelling public health issues or to the extent that current medicants or therapies present public health concerns, we believe there is an opportunity to request FDA fast track status in circumstances that require FDA approval.

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

Protecting Our Intellectual Property. Our experience and expertise encompass engineering, design and automated manufacturing, allowing us to uniquely oversee all aspects of the manufacturing as well as assembly of our future products. This will serve to protect our intellectual property and provide a greater economic return to our strategic partners and our stakeholders.

Employees

While our executive officers devote a substantial amount of their time to our company without cash compensation, at March 25, 2019 we did not have any employees.

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

We reported a net loss of $583,084 and $156,538 for 2018 and 2017, respectively, and we have a working capital deficit of $760,388 at December 31, 2018. We do not have any revenue generating operations, do not presently expect to launch our first products until late 2019 or 2020 and will need to raise significant capital to pay our operating expenses and satisfy our obligations as they become due, in addition to continuing to implement our business plan. If we are unable to secure the necessary capital, our ability to continue our operations will be in jeopardy.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced losses from operations, which losses have caused an accumulated deficit of $2,162,171 at December 31, 2018. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses, minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We do not have any external sources of capital and our working capital is not sufficient to pay our operating expenses and satisfy our obligations as they become due. There are no assurances that we will be able to raise sufficient capital to implement our business plan in order to permit us to begin generating revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

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

We do not have any employees as of the date of this report. While our executive officers devote such time to us as they deem reasonable and necessary to discharge the business of our company, our officers have professional interests in a variety of activities other than those relevant to us and do not devote their full time and attention to our company. Accordingly, conflicts may arise in the allocation of time between our company and one or more of these activities. While we expect that our Board and management will exercise their fiduciary obligation to our company, there are no assurances any conflicts of interest which may arise will be resolved in our favor.

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

There is no public market for our common stock. We delayed seeking a market maker in 2017 and 2018, pending the enhancement of our prototypes, the initiation of certain clinical studies and our progress in discussions with certain third parties. While we expect during 2019 to seek a market maker to file the appropriate documents with the Financial Industry Regulatory Authority, Inc. (FINRA) to obtain a quotation of our common stock in the over the counter market, the timing and success thereof is presently unknown. Even if we are successful in establishing a public market for our common stock, it is likely that the market will be limited and sporadic and generally at very low volumes until such time, if ever, as we are able to develop a following for our common stock. An active market for our common stock may never develop.

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

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three-year lease initially expiring in December 2017, as previously extended, at an annual rent of $9,000. In December 2017, we renewed the lease for an additional 12-month term ending December 31, 2018 at the annual rental of $9,300 and in December of 2018 we extended the lease to December 31, 2019 at the annual rental of $9,300.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. As of March 25, 2019, there were approximately 115 record owners of our common stock.

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

The following discussion of our financial condition and results of operations for 2018 and 2017 and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our management, through the Chong Corporation, a common control entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Throughout 2018 in addition to discussions with third party financing sources, we engaged in substantive discussions with several international companies which expressed interest in our licensed technology. These discussions involved demonstrations of our fully functional, programmed prototypes.

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

In the second quarter of 2018, we described and included these studies in a submission to the FDA under this challenge. We believed and continued to believe that we have a device design that would address certain of the issues surrounding opioid abuse and diversion in the US and throughout the world. However, in November 2018, we were advised that our submission to the FDA’s Innovation Challenge: Devices to Prevent and Treat Opioid Use Disorder was not selected as a part of the challenge and we were encouraged by FDA staff to submit the device and its anticipated use to the FDA’s Breakthrough Devices Program. We are still evaluating this opportunity and expect to decide relative to such a submission in mid-2019.

Historically we have relied upon related party loans from Chong Corporation that, as of December 31, 2018, totaled $627,044. In 2018, the loan increased by $78,500 and these proceeds were used to pay expenses associated with research, development and design, and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. Our management has worked without cash compensation. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

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

Going concern

For 2018 we reported a net loss of $583,084 and net cash used in operations of $84,681. At December 31, 2018 we had cash on hand of $1,477 and an accumulated deficit of $2,162,171. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in the 2018 or 2017 periods. Our total operating expenses for 2018 increased 288%, over those reported in 2017. General and administrative expenses, which include amortization, compensation, rent, and website hosting expenses, increased by $474,954 in 2018 compared to 2017 due almost entirely to higher levels of compensation in 2018 related to stock options awarded to management. No such awards were granted in 2017. Research and development expenses decreased 71% in 2018 compared to the previous year due the fact that device prototype development was largely completed in 2016 and have only required refinements during 2018 and 2017. Year to year, professional fees were relatively flat, declining by 7.3% in 2018 compared to 2017.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2018, we had $1,477 in cash and cash equivalents and a working capital deficit of $760,388  as compared to $7,658 in cash and cash equivalents and a working capital deficit of $669,674 at December 31, 2017. Our current liabilities increased $84,454 at December 31, 2018 from December 31, 2017, reflecting increases in interest payable, accrued expenses and in the loan amount from a related party. Our sole source of operating capital during 2018 came from additional borrowing from a related party which loaned us an additional $78,500.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. In December 2017, the holder of a $50,000, principal amount, note agreed to the extension of the due date of the note from December 31, 2017 to July 31, 2018. The remaining note in the principal amount of $40,000 is convertible into 500,000 shares of our common stock at the option of the holder and was due on July 31, 2018. On July 31, 2018 the holders of the $50,000 note payable and the $40,000 unsecured convertible note each agreed to extend the respective maturity dates to January 31, 2019 and on January 31, 2019, each holder agreed to extend the maturity date to August 31, 2019. We also owe a related party $627,044 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $84,681 of cash in our operating activities in 2018 compared to $157,826 used in 2017, a decrease of 46.3%. The decrease is due to lower research and development costs incurred in the current period compared to the same period one year ago.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in either the 2018 or 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for 2018 and 2017 consisted of borrowings of $78,500 and $161,000 respectively from Chong Corporation, a common control entity.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2018 appearing later in this report.

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have reviewed the provisions of this ASU and determined there will not be any impact on our results of operations, cash flows or financial condition.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment and having no employees at this time our management has concluded that as of December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. We had expected to expand our accounting resources in 2018, but that has now been delayed into 2019.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Alexander Chong	54	Chairman of the Board of Directors, Chief Executive Officer
William P. Bartkowski	67	President, Chief Operating Officer
Daniel Markes	57	Vice President, Chief Financial Officer, director
Roger Nielsen	72	Vice President, Secretary, director

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

William P. Bartkowski. Mr. Bartkowski has served as an executive officer of our company since July 2014. He has also served as President and Chief Operating Officer of our subsidiary, VapAria Solutions, since its inception in March 2010. Mr. Bartkowski has had a three-decade career in banking, consulting and marketing. Since 2008 Mr. Bartkowski has been engaged as a business consultant. From 1988 to 1995 he was an executive officer of Metropolitan Financial Corp., a NYSE listed company and from 1996 to 2004 Mr. Bartkowski was a partner in Neuger, Henry, Bartkowski, a public relations firm. He has been involved with the electronic cigarette business since late 2006. In that capacity he has organized, directed and optimized marketing, consumer focus group testing, market analysis and sales testing and he has negotiated and finalized plans and agreements with major U.S. distributors and retailers with respect to electronic cigarettes. Mr. Bartkowski has also been involved extensively in U.S. and international regulatory and legal issues affecting electronic cigarettes and tobacco issues. He previously provided investor relations and capital markets advisory services, including capital formation and M&A counsel for more than a dozen public companies. From April of 2013 until November of 2015 Mr. Bartkowski served on the board of directors and was an officer of the Smoke Free Alternatives Trade Association (SFATA), a leading international advocacy group for keeping e-cigarettes innovative, accessible and unencumbered by burdensome laws and regulations. Mr. Bartkowski received a B.A. in English from the University of Mary, an M.A. in English from North Dakota State University and a PhD in Adult Education.

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

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the year ended December 31, 2018 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2018, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act of during the year ended December 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;

●	our two most highly compensated named executive officers at December 31, 2018 whose annual compensation exceeded $100,000; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2018.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Alexander Chong,	2018	0	0	0	332,420	0	0	0	332,420
Chief Executive Officer (1)	2017	0	0	0	0	0	0	0	0

(1) The amounts included in the “Option Awards” column represent the aggregate grant date fair value of stock options to purchase 2,100,000 shares at an exercise price of $0.20 in December 2018 computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the notes to our consolidated financial statements appear later in this report.

How the executive’s compensation is determined

Mr. Chong, who has served as our Chief Executive Officer since July 2014, does not presently receive cash compensation for his services to us. The amount of compensation we may pay to Mr. Chong from time to time is in the discretion of the board of directors of which he is one of three members. In December of 2018 the board awarded Mr. Chong an option grant of 2,100,000 shares at an exercise price of $0.20 per share. No options were granted during 2017.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2018:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Alexander Chong	2,100,000	-	-	1.00	12/31/20	-	-	-	-
	2,100,000	-	-	0.25	12/31/21	-	-	-	-
	2,100,000			0.20	12/31/23

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 25, 2019, we had 75,310,000 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2019 by:

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%

Alexander Chong (1)	46,050,000	55.40%
William P. Bartkowski (2)	900,000	≤1%
Daniel Markes (3)	2,780,000	3.3%
Roger Nielsen (4)	2,800,000	3.3%
All officers and directors as a group (four persons) (1)(2)(3)(4)	47,120,000	62.0%

(1)	Includes: (i) 23,400,000 shares of our common stock held of record by Alexander Chong Chinhak LLC; (ii) 25,000,000 shares of our common stock held of record by Chong Corporation; (iii) 500,000 shares of our common stock issuable upon the conversion of 500,000 shares of our 10% Series A convertible preferred stock held of record by Chong Corporation; (iv) 2,100,000 shares of our common stock underlying options held by Mr. Chong with an exercise price of $1.00 per share; (v) an additional 2,100,000 shares held with an exercise price of $0.25 per share and (vi) an additional 2,100,000 shares held with an exercise price of $0.20. Mr. Chong has voting and dispositive control over the shares held of record by both of these entities.

(2)	Includes (i) 300,000 shares of our common stock underlying options with an exercise price of $1.00 per share; (ii) 300,000 shares of our common stock with an exercise price of $0.25 per share and (iii) and additional 300,000 shares with an exercise price of $0.20,

(3)	Includes: (i) 300,000 shares of our common stock underlying options with an exercise price of $1.00 per share; (ii) 300,000 shares of our common stock with an exercise price of $0.25 per share and (iii) an additional 300,000 shares with an exercise price of $0.20; and (iv) 1,000,000 shares of our common stock owned by Paula Markes, his spouse.

(4)	Includes (i) 300,000 shares of our common stock underlying options with an exercise price of $1.00 per share; (ii) 300,000 shares of our common stock with an exercise price of $0.25 per share and (iii) an additional 300,000 shares with an exercise price of $0.20.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plans not approved by our stockholders:	0	-	-
Plans approved by stockholders:
2014 Equity Compensation Plan	9,000,000	$0.48	1,400,000

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

As described earlier in this report under Item 1. Business, we are a party to the December 2013 Agreement with Chong Corporation, a common control entity. In addition, during 2016 we entered into January 2016 License Agreements with Chong Corporation related to certain additional patents and patent pending technology.

As described earlier in this report under Item 2. Description of Property, we lease our principal executive offices from an affiliate of Mr. Chong.

During 2014 Chong Corporation loaned us $36,544 for working capital, and during 2015 we repaid $10,000 of this advance. During 2015 Chong Corporation lent us an additional $137,000, and we repaid $10,000 of this advance. In 2016 Chong lent us an additional $214,000, in 2017 $161,000 and $78,500 in 2018. The loans are unsecured, non-interest bearing and are due on demand.

Director independence

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for 2018 and 2017.

	2018	2017

Audit Fees	$18,500	$18,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$18,500	$18,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2018 were pre-approved by the entire board of directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

●	Report of Independent Registered Public Accounting Firm;

●	Consolidated balance sheets at December 31, 2018 and 2017;

●	Consolidated statements of operations for the years ended December 31, 2018 and 2017;

●	Consolidated statements of changes in stockholders’ deficit for the years ended December 31, 2018 and 2017;

●	Consolidated statements cash flows for the years ended December 31, 2018 and 2017 and;

●	Notes to consolidated financial statements.

(b)	Exhibits.

		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3(c)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
10.1	Promissory Note in the principal amount of $50,000 from VapAria Corporation to Donald J. Bores	S-1	6/9/14	10(c)
10.2	Exclusive License and Option to License Agreement dated December 31, 2013 by and between Chong Corporation and VapAria Corporation	S-1	5/1/14	10-b
10.3	Intellectual Property Assignment Agreement dated August 1, 2010 between Alexander C. Chong, William P. Bartkowski and Chong Corporation	S-1	6/9/14	10(d)
10.4	2014 Equity Compensation Plan	8-K	8/21/14	10.7
10.5	Agreement to extend due date of promissory note to Donald J. Bores	10-K	4/14/15	10.5
10.6	Convertible note dated July 14, 2014 in the principal amount of $40,000 together with Addendum dated September 1, 2014 and Addendum dated December 1, 2014	10-K	4/14/15	10.6
10.7	Commercial Lease dated December 15, 2013 by and between 5550 Nicollet, LLC and VapAria Corporation	10-K	4/14/15	10.7
10.8	Note Extension Agreement dated June 30, 2015 by Donald J. Bores.	10-Q	8/13/15	10.8

10.9	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 228 patent	8-K	1/29/16	10.9
10.10	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 040 patent	8-K	1/29/16	10.10
10.11	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 617 patent application	8-K	1/29/16	10.11
10.12	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 939 patent application	8-K	1/29/16	10.12
10.13	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 279 patent application	8-K	1/29/16	10.13
10.14	Agreement dated December 13, 2015 to extend due date of promissory note to Donald J. Bores	10-K	4/8/16	10.14
10.15	Agreement to Extend dated June 30, 2016 for promissory note due Donald J. Bores Sr.	10-Q	8/5/16	10.15
10.16	Addendum dated July 31, 2016 to Convertible Note due Holdings, Inc.	10-Q	8/5/16	10.16
10.17	Agreement to extend commercial lease by and between 5550 Nicollet, LLC and VapAria Corporation	10-K	4/17/17	10.17
10.18	Agreement dated December 31, 2016 to extend due date of promissory note to the estate of Donald J. Bores	10-K	4/17/17	10.18
10.19	Agreement to extend dated August 16, 2017 due Artemisa Holdings, Inc.	10-Q	11/9/17	10.1
10.20	Agreement to extend dated August 31, 2017 for promissory note due Donald J. Bores, Sr.	10-Q	11/9/17	10.2
10.21	Lease extension dated December 31, 2017 with Chong Corporation	10-K	3/29/18	10.21
10.22	Addendum dated July 31, 2018 to extend the due date of the Promissory Note to Donald J. Bores to January 31, 2019	10-Q	8/7/18	10.22
10.23	Addendum dated January 31, 2019 to extend the due date of the Promissory Note to Donald J. Bores to August 31, 2019	10-Q	8/7/18	10.23
10.24	Addendum dated July 31, 2018 to extend the due date of the Promissory Note to Artemisa Holdings, Inc. to January 31, 2019
10.25	Addendum date January 31, 2019 to extend the due date of the Promissory Note to Artemisa Holdings, Inc. to August 31, 2019
10.26	Lease extension
14.1	Code Conduct and Ethics	10-K	4/14/15	14.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VapAria Corporation

March 29, 2019	By:	/s/ Alexander Chong
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

Name	Positions	Date

/s/ Alexander Chong	Chief Executive Officer, Chairman of the Board of	March 29, 2019
Alexander Chong	Directors, principal executive officer

/s/ William P. Bartkowski	President, Chief Operating Officer	March 29, 2019
William P. Bartkowski

/s/ Daniel Markes	Vice President, Chief Financial Officer, director,	March 29, 2019
Daniel Markes	principal financial and accounting officer

/s/ Roger Nielsen	Vice President, secretary, director	March 29, 2019
Roger Nielsen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VapAria Corporation

Minneapolis, MN

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VapAria Corporation and its subsidiary as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

March 29, 2019

VapAria Corporation

Consolidated Balance Sheets

	December 31
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$1,477	$7,658
Prepaid expenses	2,065	2,144
Total Current Assets	3,542	9,802
Intellectual property, net	222,071	239,555
TOTAL ASSETS	$225,613	$249,357
LIABILITIES & STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$6,304	$8,700
Accrued expenses	350	-
Interest payable	40,232	32,232
Note payable	50,000	50,000
Convertible note	40,000	40,000
Loan from related party	627,044	548,544
Total Current Liabilities	763,930	679,476
TOTAL LIABILITIES	763,930	679,476
STOCKHOLDERS’ DEFICIT
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; 10% Series A Convertible Preferred Stock; 500,000 shares authorized; 500,000 shares issued and outstanding at December 31, 2018 and 2017	50	50
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 75,310,000 shares and 75,260,000 shares issued and outstanding at December 31, 2018 and 2017	7,531	7,526
Additional paid-in capital	1,616,273	1,131,392
Accumulated deficit	(2,162,171)	(1,569,087)
TOTAL STOCKHOLDERS’ DEFICIT	(538,317)	(430,119)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$225,613	$249,357

See accompanying notes to consolidated financial statements

VapAria Corporation

Consolidated Statements of Operations

	Year ended December 31
	2018	2017
Operating Expenses
General and administrative	$502,967	$28,013
Research and development	18,307	62,441
Professional fees	53,410	57,625
Total Operating Expenses	574,684	148,079
Other (Expense)	(8,400)	(8,459)
Net (Loss)	$(583,084)	$(156,538)

Preferred dividends	(10,000)	(11,500)

Net loss available to common stockholders	(593,084)	(168,038)

Basic and diluted loss per common share	(0.01)	(0.00)

Basic and diluted weighted average shares outstanding	75,261,644	75,235,753

See accompanying notes to consolidated financial statements

VapAria Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2018 and December 31, 2017

	Series A Preferred Stock		Common Stock
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2016	500,000	$50	75,210,000	$7,521	$1,119,897	$(1,401,049)	$(273,581)

Common stock issued for dividend	-	-	50,000	5	11,495	(11,500)	$-

Net loss	-	-	-	-	-	(156,538)	$(156,538)

Balance December 31, 2017	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,569,087)	$(430,119)

Common stock issued for dividend	-	-	50,000	5	9,995	(10,000)	$-

Stock options granted	-	-	-	-	474,886	-	$474,886

Net loss	-	-	-	-	-	(583,084)	$(583,084)

Balance December 31, 2018	500,000	$50	75,310,000	$7,531	$1,616,273	$(2,162,171)	$(538,317)

See accompanying notes to consolidated financial statements

VapAria Corporation

Consolidated Statements of Cash Flows

	Year ended December 31
	2018	2017

Cash flows from operating activities
Net loss	$(583,084)	$(156,538)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	17,484	17,484
Stock options expense	474,886	-
Changes in operating assets and liabilities:
Prepaid expenses	79	1,596
Accounts payable	(2,396)	(28,368)
Accrued expenses	350	-
Interest payable	8,000	8,000
Net cash used by operating activities	(84,681)	(157,826)

Cash flows from financing activities
Borrowing on debt with related party	78,500	161,000
Net Cash provided by financing activities	78,500	161,000

Net change in cash and cash equivalents	(6,181)	3,174
Cash and cash equivalents, beginning of period	7,658	4,484
Cash and cash equivalents, end of period	$1,477	$7,658

Supplementary disclosure of non-cash activities:
Dividends on Preferred Series A Stock	10,000	11,500

Supplementary Information
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements

VapAria Corporation

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

VapAria Corporation (“we”, “our”, “us”, the “Company”) was incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc.

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

The Company has limited operations and, as of December 31, 2018, had no employees.

The Company has a fiscal year end of December 31.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

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

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, VapAria Solutions, Inc. All material intercompany balances and transactions have been eliminated.

Cash equivalents – All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Earnings per Share Information – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

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

If we believe our assets to be impaired, the impairment we will recognize will be the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write down will be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the useful lives of the assets. If a change were to occur in any of the above-mentioned factors or estimates, our reported results could materially change. There was no impairment at December 31, 2018 and December 31, 2017.

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

Intellectual Property - Intellectual property assets primarily represent rights acquired under technology licenses and are generally amortized on a straight-line basis over periods of benefit, ranging up to 17 years. For the fiscal year ended December 31, 2018, the Company amortized $17,484 the same as the previous year, related to the value of its patent portfolio, acquired in 2013 and 2016 from an affiliate (see Note 5).

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

Stock-based Compensation - The Company accounts for stock-based compensation in accordance with the provision of ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. We granted 3,000,000 options to the management team in 2018 which were valued at $474,886. There were no options were granted in 2017.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and debt are a reasonable estimate of fair value because of the short period of time between origination of such instruments and their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available

Beneficial Conversion Features – The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do anticipate that there will be any impact on our results of operations, cash flows or financial condition.

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

NOTE 4 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we reported no activity the first two years and have experienced operating losses in 2018 and 2017. Under ACS 740 “Income Taxes”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The 2017 Tax Cuts and Jobs Act reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The component of the Company’s deferred tax asset as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Net opening loss carryforward	$454,056	$329,508
Valuation allowance	(454,056)	(329,508)
Net deferred asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2018 or 2017.

The Company’s cumulative net operating loss carryforward as of December 31, 2018 amounted to $2,162,172 and will expire between December 31, 2033 and December 31, 2037.

NOTE 5 – STOCKHOLDER’S EQUITY

In December 2018, the Company declared and issued 50,000 shares of our common stock to Chong Corporation as a 2017 dividend on our 10% Series A convertible preferred stock. The stock was valued at $0.20 per share.

Comparatively, in June 2017, we declared and issued 50,000 shares of our common stock to Chong Corporation as a 2016 dividend on our 10% Series A convertible preferred stock. The stock was valued at $0.23 per share.

On December 31, 2018, the Company had 75,310,000 shares of common stock issued and outstanding.

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

Stock Options

In line with the Company’s 2014 Equity Compensation Plan, 3,000,000 non-qualified stock options were granted to management. These options were fully vested at the grant date and have an exercise price of $0.20 per share and a term of 5 years with respect to Mr. Chong, an owner of more than 10% of the Company’s outstanding common stock, and 10 years for the other members of management. The fair market value of the options at the grant date was determined to be $474,886 which was expensed immediately. The options were valued using the Black-Scholes option pricing model with the following assumptions: 1) a current stock price per share of $0.20, based on the price of companies with profiles similar to ours; 2) expected terms ranging from 2.5 - 5 years; 3) computed volatility of 156.57 – 156.73%; and, 4) the risk free rate of return of 2.62%. No stock options were granted in 2017.

As of December 31, 2018, the Company had 9,000,000 outstanding and exercisable options at a weighted exercise price of $0.48, a weighted average remaining term of 4.83 years and an intrinsic value of zero.

NOTE 6 – RELATED PARTY TRANSACTIONS

In 2018 the Company borrowed $78,500 from Chong Corporation, a common control entity. The balance outstanding at December 31, 2018 is $627,044. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong. In December 2018, we renewed the lease for an additional 12-month term ending December 31, 2019 at the annual rental of $9,300. Rent was $9,300 and $9,180 for each of the years ended December 31, 2018 and December 31, 2017 respectively. As of December 31, 2018, $3,875 is due to 5550 Nicollet LLC.

See other related party transactions in note 9 – Commitment and Contingencies.

NOTE 7 – NOTE PAYABLE

As of December 31, 2018, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was amended with an August 31, 2018 due date which was further extended to January 31, 2019. On January 31, 2019, the maturity date of the principal and accrued interest on the note was further extended to August 31, 2019.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 8 – CONVERTIBLE NOTE

The Company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the share exchange with the VapAria Solutions Shareholders. Following amendment to the date of maturity, the note now matures on August 31, 2019 and continues to bear interest at 10% per annum. The note is convertible into shares of our common stock at $0.08 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended to December 1, 2014. Further amendments resulted in extending due dates to December 31, 2015, July 31, 2016, August 31, 2017, December 31, 2017, August 31, 2018, and January 31, 2019. The most recent amendment entered into in January 2019 extends the due date to August 31, 2019. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Relating to the December 2013 License Agreement with Chong Corporation, a common control entity, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015, the Company is required to pay to Chong Corporation, a common control a entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The December 2013 License Agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the fiscal years ended December 31, 2018 and 2017 respectively, Chong did not report that it incurred any costs associated with this December 2013 License Agreement.

