Form 10-Q
period 2019-03-31
VapAria Corp
filed 2019-05-13
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,310,000 shares of common stock are issued and outstanding as of May 13, 2019.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, Part 1. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed on March 29, 2019 (the “2018 10-K”) and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation, and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”). In addition, “first quarter 2019” refers to the three months ended March 31, 2019, “first quarter 2018” refers to the three months ended March 31, 2018, “2019” refers to the year ending December 31, 2019 and “2018” refers to the year ended December 31, 2018.

Unless specifically set forth to the contrary, the information which appears on our web site at www.vaparia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VapAria Corporation

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$457	$1,477
Prepaid expenses	3,303	2,065
Total Current Assets	3,760	3,542

Intellectual property, net	217,700	222,071

TOTAL ASSETS	$221,460	$225,613

LIABILITIES & STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$8,775	$6,304
Accrued expenses	6,410	350
Interest payable	42,205	40,232
Note payable	50,000	50,000
Convertible note	40,000	40,000
Loan from related party	641,544	627,044
Total Current Liabilities	788,934	763,930

TOTAL LIABILITIES	788,934	763,930

STOCKHOLDERS’ DEFICIT

Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; 500,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	50	50
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 75,310,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	7,531	7,531
Additional paid-in capital	1,616,273	1,616,273
Accumulated deficit	(2,191,328)	(2,162,171)

TOTAL STOCKHOLDERS’ DEFICIT	(567,474)	(538,317)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$221,460	$225,613

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2019	2018
Operating Expenses
General and administrative	$7,077	$6,843
Research and development	-	5,027
Professional fees	19,657	17,629
Total Operating Expenses	26,734	29,499
Other (Expense)	(2,423)	(2,373)
Net (Loss)	$(29,157)	$(31,872)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	75,310,000	75,260,000

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2019 and 2018

(Unaudited)

	Series A
	Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	500,000	$50	75,260,000	7,526	1,131,392	(1,569,087)	$(430,119)

Net Loss						(31,872)	$(31,872)

Balance, March 31, 2018	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,600,959)	$(461,991)

	Series A
	Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	500,000	$50	75,310,000	7,531	1,616,273	(2,162,171)	$(538,317)

Net Loss						(29,157)	$(29,157)

Balance, March 31, 2019	500,000	$50	75,310,000	$7,531	$1,616,273	$(2,191,328)	$(567,474)

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(29,157)	$(31,872)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	4,371	4,371
Changes in operating assets and liabilities:
Prepaid expenses	(1,238)	(1,754)
Accounts payable	2,471	1,312
Accrued expenses	6,060	4,850
Interest payable	1,973	1,973
Net cash used by operating activities	(15,520)	(21,120)

Cash flows from financing activities
Borrowing on debt with related party	14,500	20,000
Net cash provided by financing activities	14,500	20,000

Net change in cash and cash equivalents	(1,020)	(1,120)
Cash and cash equivalents, beginning of period	1,477	7,658
Cash and cash equivalents, end of period	$457	$6,538

Supplementary Information
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Notes to Unaudited Consolidated Financial Statements

March 31, 2019

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

The Company has limited operations and, while our executive officers devote a substantial amount of their time to the Company without cash compensation, as of March 31, 2019, had no employees.

The Company has a fiscal year end of December 31.

Basis of Presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2019 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2018 audited financial statements. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

Reclassifications – Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements - In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”), and requires lessees to recognize a lease liability and a corresponding right-of-use (ROU) asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company adopted the new standard on January 1, 2019 using the modified-retrospective method.

The new standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the land easements practical expedients as this is not applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, that the Company does not recognize ROU assets or lease liabilities for leases with terms of 12 months or less. The Company’s existing lease has a term of 12 months and has no renewal options and as such was exempted from ASC 842. Consequently, as of the date of implementation on January 1, 2019, the adoption of ASC 842 did not have any impact to the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Non-Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the literature, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees currently under ASC 718, “Compensation – Stock Compensation”. Board members are the only non-employees that the company grants to, who are treated as “employees” under ASC 718. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning December 15, 2018. The Company’s adoption of ASU 2018-07 did not have an impact on the Company’s consolidated financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In the first quarter of 2019 the Company borrowed an additional $14,500 from Chong Corporation, a common control entity. The balance outstanding at March 31, 2019 due Chong Corporation is $641,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, an affiliate of Mr. Chong, having renewed the lease in December 2018 for an additional 12-month term at an annual rental of $9,300 with expiration on December 31, 2019. Rent was $2,325 for this three-month period in both 2019 and 2018. As of March 31, 2019, $5,425 is due to 5550 Nicollet LLC.

NOTE 4 – NOTE PAYABLE

As of March 31, 2019, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was amended with an August 31, 2018 due date which was further extended to January 31, 2019. On January 31, 2019 the maturity date of the principal and accrued interest on the note was further extended to August 31, 2019.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair market value with a new effective interest rate.

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

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date has been extended on numerous occasions and was recently extended to August 31, 2019. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 6 – COMMITMENT AND CONTINGENCIES

Relating to the December 2013 License Agreement with Chong Corporation, a common control entity, beginning in the calendar year in which the first licensed products or licensed services takes place, the Company is required to pay to Chong Corporation, a related entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment. To date, no revenue has been recorded.

The December 31, 2013 License Agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the three months ended March 31, 2019 and 2018 Chong did not report that it incurred any costs associated with this December 2013 License Agreement.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company has borrowed an additional $11,500 from Chong Corporation, a common control entity. The loan is unsecured, noninterest bearing and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2018 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies under the December 2013 Agreement and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. Throughout 2018 and into the first quarter of 2019, in addition to discussions with third party financing sources, we continued to engage in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy. These discussions have involved demonstrations of our fully functional, programmable prototypes. There are no assurances we will enter into any licensing agreements.

In mid-2015 we adjusted our business focus owing to continuing research, development and design throughout and, thus, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. In the first quarter of 2019 we had no research and development costs compared to $5,027 in the same period in 2018, related to these efforts. In addition to taking delivery of our prototypes, in the third quarter of 2016, we engaged an industry expert with 28 years of relevant experience to design IND-enabling studies that should take us from pre-clinical stage to clinical stage and make the FDA 505(b)(2) pathway to regulatory approval and commercialization available to us. The expert completed his assignment and we took delivery of the design of the studies in 2018. Certain of the planned costs associated with these studies are included in our funding needs for the next 12 months described below. If we are unable to raise sufficient capital to fund these costs, our ability to continue our commercialization efforts will be adversely impacted.

Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Historically we have relied upon related party loans that, as of March 31, 2019, totaled $641,544. In the first quarter of 2019, the loan increased by $14,500 and these proceeds were used to pay professional fees and general and administrative expenses. Our management has worked without cash compensation. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

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

Going concern

For the first quarter of 2019 we reported a net loss of $29,157 and net cash used in operations of $15,520 compared to a net loss of $31,872 and net cash used in operations of $21,120 for the first quarter of 2018. At March 31, 2019, we had cash on hand of $457 and an accumulated deficit of $2,191,328. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses from operations and net capital deficiency. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in either the first quarter of 2019 or the first quarter of 2018. Our total operating expenses for the first quarter of 2019 decreased 9.4% over those reported in the first quarter of 2018. General and administrative expenses, which include amortization, rent, office expenses, and website hosting expenses, increased 3.4% in the first quarter of 2019 from the comparable period in 2018. This increase was related to the increase in office expenses and website hosting expenses.

We did not have any research and development expenses in the first quarter of 2019 compared to $5,027 the same period in the prior year which is directly attributable to the progress made in this area. Professional fees increased 11.5% in the first quarter of 2019 compared to the first quarter of 2018 which is directly attributable to the year-end audit fee increasing.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2019, we had $457 in cash and cash equivalents and a working capital deficit of $785,174 as compared to $1,477 in cash and cash equivalents and a working capital deficit of $760,388 at December 31, 2018. Our current liabilities increased $25,004 from December 31, 2018, reflecting increases in interest payable, accounts payable, accrued expenses and in the loan amount from a related party. Our sole source of operating capital during the first quarter of 2019 came from additional borrowing from a related party which loaned us an additional $14,500. The related party advanced us an additional $11,500 subsequent to the period covered by this report.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. In January 2019, the holder of a $50,000, principal amount, note agreed to an extension of the due date of the note from January 31, 2019 to August 31, 2019. In January 2019 the holder of a $40,000 convertible note, principal amount, and convertible into 500,000 shares of our common stock at the option of the holder, agreed to an extension of the due date of the convertible note from January 31, 2019 to August 31, 2019. While there are no assurances the holder will elect to convert the note, in that event we granted the holder demand and piggyback registration rights for those shares. We also owe a related party $641,544 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Summary of cash flows

	March 31, 2019	March 31, 2018
Net cash (used) in operating activities	$(15,520)	$(21,120)
Net cash provided by financing activities	$14,500	$20,000

Our cash used in operating activities declined 26.5% for the first quarter 2019 as compared to the first quarter 2018. During the first quarter 2019 and the first quarter 2018 we used cash primarily to fund our net loss in the period.

During each of the first quarter 2019 and the first quarter 2018 net cash provided by financing activities consisted of borrowings from Chong Corporation, a related entity.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The critical accounting estimates include estimates related to the impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2018 appearing in our 2018 10-K.

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which amended current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard is now effective and has been adopted by the Company using the modified retrospective method. We do not have any leases that exceed a year and, therefore there is no accounting impact.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Non-Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the literature, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees currently under ASC 718, “Compensation – Stock Compensation”. The Company’s adoption of ASU 2018-07 did not have an impact on the Company’s consolidated financial statements.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of continuing material weakness in our internal control over financial reporting as reported in our 2018 10-K. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risk factors in Part I, Item 1A in our 2018 10-K and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VapAria Corporation

May 13, 2019	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

May 13, 2019	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

