Form 10-Q
period 2019-06-30
VapAria Corp
filed 2019-08-06
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,310,000 shares of common stock are issued and outstanding as of August 6, 2019.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation, and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”). In addition, “second quarter 2019” refers to the three months ended June 30, 2019, “second quarter 2018” refers to the three months ended June 30, 2018, “2019” refers to the year ending December 31, 2019 and “2018” refers to the year ended December 31, 2018.

Unless specifically set forth to the contrary, the information which appears on our web site at www.vaparia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VapAria Corporation

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,592	$1,477
Prepaid expenses	4,465	2,065
Total Current Assets	7,057	3,542

Intellectual property, net	213,329	222,071

TOTAL ASSETS	$220,386	$225,613

LIABILITIES & STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$9,558	$6,304
Accrued expenses	350	350
Interest payable	44,199	40,232
Note payable	50,000	50,000
Convertible note	40,000	40,000
Loan from related party	664,044	627,044
Total Current Liabilities	808,151	763,930

TOTAL LIABILITIES	808,151	763,930

STOCKHOLDERS’ DEFICIT
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; 500,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	50	50
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 75,310,000 shares issued and outstanding at June 30, 2019 and at December 31, 2018	7,531	7,531
Additional paid-in capital	1,616,273	1,616,273
Accumulated deficit	(2,211,619)	(2,162,171)

TOTAL STOCKHOLDERS’ DEFICIT	(587,765)	(538,317)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$230,386	$225,613

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating Expenses
General and administrative	$6,936	$7,020	$14,013	$13,863
Research and development	-	-	-	5,027
Professional fees	11,361	11,649	31,018	29,278
Total Operating Expenses	18,297	18,669	45,031	48,168
Other (Expense)	(1,994)	(1,994)	(4,417)	(4,367)
Net Loss	$(20,291)	$(20,663)	$(49,448)	$(52,535)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted weighted average shares outstanding	75,310,000	75,260,000	75,310,000	75,260,000

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

For the three and six months ended June 30, 2019 and 2018

(Unaudited)

	Series A
	Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, March 31, 2018	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,600,959)	$(461,991)

Net Loss						(20,663)	$(20,663)

Balance, June 30, 2018	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,621,622)	$(482,654)

Balance, December 31, 2017	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,569,087)	$(430,119)

Net Loss						(52,535)	$(52,535)

Balance, June 30, 2018	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,621,622)	$(482,654)

Balance, March 31, 2019	500,000	$50	75,310,000	$7,531	$1,616,273	$(2,191,328)	$(567,474)

Net Loss						(20,291)	$(20,291)

Balance, June 30, 2019	500,000	$50	75,310,000	$7,531	$1,616,273	$(2,211,619)	$(587,765)

Balance, December 31, 2018	500,000	$50	75,310,000	$7,531	$1,616,273	$(2,162,171)	$(538,317)

Net Loss						(49,448)	$(49,448)

Balance, June 30, 2019	500,000	$50	75,310,000	$7,531	$1,616,273	$(2,211,619)	$(587,765)

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities
Net loss	$(49,448)	$(52,535)
Adjustments to reconcile net loss to net cash used in operations:
Amortized expense	8,742	8,742
Changes in operating assets and liabilities:
Prepaid expenses	(2,400)	(2,916)
Accounts payable	3,254	(138)
Accrued expenses	-	350
Interest payable	3,967	3,967
Net cash used by operating activities	(35,885)	(42,530)

Cash flows from financing activities
Borrowing on debt with related party	37,000	40,000
Net Cash provided by financing activities	37,000	40,000

Net change in cash and cash equivalents	1,115	(2,530)
Cash and cash equivalents, beginning of period	1,477	7,658
Cash and cash equivalents, end of period	$2,592	$5,128

Supplementary Information
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

The Company has limited operations and, while our executive officers devote a substantial amount of their time to the Company without cash compensation, as of June 30, 2019, had no employees.

The Company has a fiscal year end of December 31.

Basis of Presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2019 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2018 audited financial statements. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

Reclassifications – Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payment that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are no codified as Accounting Standard Codification Standard 842 – “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”), and requires lessees to recognize a lease liability and a corresponding right-of-use (ROU) asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company adopted the new standard January 1, 2019 using the modified-retrospective method.

The new standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the land easements practical expedients as this is not applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, that the Company does not recognize ROU assets or lease liabilities for leases with terms of 12 months or less. The Company’s existing lease has a remaining term of 6 months and has no renewal options and as such was exempted from ASC 842. Consequently, as of the date of implementation on January 1, 2019, the adoption of ASC-842 did not have any impact to the Company’s consolidated financial statements.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, has limited cash and no source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the first six months ended June 30, 2019, the Company borrowed an aggregate of $37,000 from Chong Corporation, a common control entity. The balance outstanding at June 30, 2019 due Chong Corporation is $664,044. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, an affiliate of Mr. Chong, having renewed the lease in December 2018 for an additional 12-month term at an annual rental of $9,300 with expiration on December 31, 2019. Rent was $4,650 for this six-month period in both 2019 and 2018. As of June 30, 2019, $6,975 is due to 5550 Nicollet LLC.

NOTE 4 – NOTE PAYABLE

As of June 30, 2019, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was amended with an August 31, 2018 due date which was further extended to January 31, 2019. On January 31, 2019 the maturity date of the principal and accrued interest on the note was further extended to August 31, 2019.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair market value with a new effective interest rate.

NOTE 5 – CONVERTIBLE NOTE

The Company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the acquisition of VapAria Solutions. Following amendment to the date of maturity, the note matures on August 31, 2019 and continues to bear interest at 10% per annum. The note is convertible into shares of our common stock at $0.08 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended on numerous occasions and was recently extended to August 31, 2019. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

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

The December 31, 2013 agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the six months ended June 30, 2019 and 2018 Chong did not report that it incurred any costs associated with this December 2013 License Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward looking statements because of several factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2018 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies under the December 2013 Agreement and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. Throughout 2018 and into the first half of 2019, in addition to discussions with third party financing sources, we continued to engage in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy. These discussions have involved demonstrations of our fully functional, programmable prototypes.

In mid-2015 we adjusted our business focus owing to continuing research, development and design throughout and, thus, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. In the first six months of 2019 we had no research and development costs compared to $5,027 in the same period in 2018, related to these efforts. In addition to taking delivery of our prototypes, in the third quarter of 2016, we engaged an industry expert with 28 years of relevant experience to design IND-enabling studies that should take us from pre-clinical stage to clinical stage and make the FDA 505(b)(2) pathway to regulatory approval and commercialization available to us. Certain of the costs associated with these studies are included in our funding needs for the next 12 months described below. If we are unable to raise sufficient capital to fund these costs, our ability to continue our commercialization efforts will be adversely impacted.

Our management, through the Chong Corporation, an affiliated entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Historically we have relied upon related party loans that, as of June 30, 2019, totaled $664,044. In the first six months of 2019, the loan increased by $37,000 and these proceeds were used to pay expenses associated with ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. Our management has worked without cash compensation. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

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

Going concern

For the first six months of 2019 we reported a net loss of $49,448 and net cash used in operations of $35,885 compared to a net loss of $52,535 and net cash used in operations of $42,530 for the first six months of 2018. At June 30, 2019, we had cash on hand of $2,592 and an accumulated deficit of $2,211,619. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in any of the 2019 or 2018 periods. Our total operating expenses for the second quarter of 2019 and the six months then ended decreased 2.0% and 6.5% respectively, over those reported in the comparable 2018 periods. General and administrative expenses, which include amortization, rent, and website hosting expenses, decreased 1.2% in the second quarter of 2019 from the comparable period in 2018 and showed an overall increase of 1% for the first six months as compared to the first six months of 2018.

Research and development expenses were not incurred in the second quarter of 2019 or 2018. The first six months of 2019 also showed no research and development expenses versus $5,027 in this same period in 2018. This reduction is directly attributable to the progress made in this area. Professional fees declined 2.5% in the second quarter of 2019 compared to 2018 but rose 5.9% for the six months ended June 30, 2019 from the comparable period in 2018. The increase in financial audit fees contributed to this overall increase in professional fees in 2019 when compared to 2018.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2019, we had $2,592 in cash and cash equivalents and a working capital deficit of $801,094 as compared to $1,477 in cash and cash equivalents and a working capital deficit of $760,388 at December 31, 2018. Our current liabilities increased $44,221 from December 31, 2018, reflecting increases in interest payable, accounts payable and in the loan amount from a related party. Our sole source of operating capital during the first six months of 2019 came from additional borrowing from a related party which loaned us an additional $37,000.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. In January 2019, the holder of a $50,000, principal amount, note agreed to the extension of the due date of the note from January 31, 2019 to August 31, 2019. In January 2019 the holder of a $40,000 convertible note, principal amount, and convertible into 500,000 shares of our common stock at the option of the holder, agreed to an extension to the due date of the convertible note from January 31, 2019 to August 31, 2019. While there are no assurances the holder will elect to convert the note, in that event we granted the holder demand and piggyback registration rights for those shares. We also owe a related party $664,044 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Summary of cash flows

	June 30, 2019	June 30, 2018
Net Cash (used) in operating activities	$(35,885)	$(42,530)
Net cash provided by financing activities	$37,000	$40,000

Our cash used in operating activities declined 15.6% in the first six months of 2019 compared to the first six months of 2018. During the first six months of 2019 and 2018 we used the cash primarily to fund our net loss in the period.

During the each of the first six months of 2019 and 2018 net cash provided by financing activities consisted of borrowings from Chong Corporation, a related entity.

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard is now effective and has been adopted by the Company using the modified retrospective method. We do not have any leases exceeding a year and, therefore there is no accounting impact.

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

VapAria Corporation

August 6, 2019	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

August 6, 2019	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

