Form 10-Q
period 2019-09-30
VapAria Corp
filed 2019-11-14
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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
None

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 75,860,000 shares of common stock are issued and outstanding as of November 15, 2019.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VapAria,” “we,” “our,” “us,” and similar terms refers to VapAria Corporation, a Delaware corporation, and our wholly-owned subsidiary VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”). In addition, “third quarter 2019” refers to the three months ended September 30, 2019, “third quarter 2018” refers to the three months ended September 30, 2018, “2019” refers to the year ending December 31, 2019 and “2018” refers to the year ended December 31, 2018.

Unless specifically set forth to the contrary, the information which appears on our web site at www.vaparia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VapAria Corporation

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,440	$1,477
Prepaid expenses	3,133	2,065
Total Current Assets	10,573	3,542
Intellectual property, net	208,958	222,071
TOTAL ASSETS	$219,531	$225,613
LIABILITIES & STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$10,722	$6,304
Accrued expenses	4,472	350
Interest payable	46,216	40,232
Note payable	50,000	50,000
Convertible note	40,000	40,000
Loan from related party	681,044	627,044
Total Current Liabilities	832,454	763,930
TOTAL LIABILITIES	832,454	763,930
STOCKHOLDERS’ DEFICIT
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares outstanding at September 30, 2019, 500,000 shares issued and outstanding at December 31, 2018	-	50
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 75,860,000 shares issued and outstanding at September 30, 2019 and 75,310,000 at December 31, 2018	7,586	7,531
Additional paid-in capital	1,626,268	1,616,273
Accumulated deficit	(2,246,777)	(2,162,171)
TOTAL STOCKHOLDERS’ DEFICIT	(612,923)	(538,317)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$219,531	$225,613

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating Expenses
General and administrative	$6,851	$7,137	$20,864	$21,000
Research and development	-	9,025	-	14,052
Professional fees	16,290	10,949	47,308	40,227
Total Operating Expenses	23,141	27,111	68,172	75,279
Total Operating Loss	(23,141)	(27,111)	(68,172)	(75,279)
Other (Expense)	(2,017)	(2,017)	(6,434)	(6,384)
Net Loss	$(25,158)	$(29,128)	$(74,606)	$(81,663)
Preferred dividend	$10,000	-	$10,000	-
Net loss available to common shareholders	$(35,158)	-	$(84,606)	-

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average shares outstanding	75,513,271	75,260,000	75,378,498	75,260,000

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2018	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,621,622)	$(482,654)

Net Loss						(29,128)	(29,128)

Balance, September 30, 2018	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,650,750)	$(511,782)

Balance, December 31, 2017	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,569,087)	$(430,119)

Net Loss						(81,663)	(81,663)

Balance, September 30, 2018	500,000	$50	75,260,000	$7,526	$1,131,392	$(1,650,750)	$(511,782)

Balance, June 30, 2019	500,000	$50	75,310,000	$7,531	$1,616,273	$(2,211,619)	$(587,765)

Common stock issued for dividend	-	-	50,000	5	9,995	(10,000)	-
Preferred stock converted to common stock	(500,000)	(50)	500,000	50	-	-	-
Net Loss						(25,158)	(25,158)

Balance, September 30, 2019	-	$-	75,860,000	$7,586	$1,626,268	$(2,246,777)	$(612,923)

Balance, December 31, 2018	500,000	$50	75,310,000	$7,531	$1,616,273	$(2,162,171)	$(538,317)

Common stock issued for dividend	-	-	50,000	5	9,995	(10,000)	-
Preferred stock converted to common stock	(500,000)	(50)	500,000	50	-
Net Loss						(74,606)	(74,606)

Balance,September 30, 2019		$-	75,860,000	$7,586	$1,626,268	$(2,246,777)	$(612,923)

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities
Net loss	$(74,606)	$(81,663)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	13,113	13,113
Changes in operating assets and liabilities:
Prepaid expenses	(1,068)	(1,419)
Accounts payable	4,418	(1,853)
Accrued expenses	4,122	4,469
Interest payable	5,984	5,984
Net cash used by operating activities	(48,037)	(61,369)

Cash flows from financing activities
Borrowings on debt with related party	54,000	56,000
Net Cash provided by financing activities	54,000	56,000

Net change in cash and cash equivalents	5,963	(5,369)
Cash and cash equivalents, beginning of period	1,477	7,658
Cash and cash equivalents, end of period	$7,440	$2,289

Supplementary disclosure of non-cash activities
Preferred Stock converted to common stock	50
Stock Dividends on Preferred Series A stock	10,000	-

Supplementary Information
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

VapAria Corporation

Notes to Unaudited Consolidated Financial Statements

September 30, 2019

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

VapAria Corporation (“we”, the “Company”) was incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc. On August 19, 2014 we changed our corporate name to VapAria Corporation.

As of the date of this report the Company is a specialty pharmaceutical company engaged in the research, design and development of methods and medicants to address chronic conditions with novel, vapor-centric approaches to pain management, appetite suppression, smoking cessation and various sleep disorders.

The Company has limited operations and, while our executive officers devote a substantial amount of their time to the Company without cash compensation, as of September 30, 2019, had no employees.

The Company has a fiscal year end of December 31.

Basis of Presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2019 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2018 audited financial statements. The results of operations for the period ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

Reclassifications – Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payment that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standard ASU 842 – “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in ASU 840 “Leases” (“ASC 840”) and requires lessees to recognize a lease liability and a corresponding right-of-use (ROU) asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company adopted the new standard January 1, 2019 using the modified-retrospective method.

The new standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the land easements practical expedients as this is not applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, that the Company does not recognize ROU assets or lease liabilities for leases with terms of 12 months or less. The Company’s existing lease has a remaining term of 3 months and has no renewal options and as such was exempted from ASC 842. Consequently, as of the date of implementation on January 1, 2019, the adoption of ASC-842 did not have any impact to the Company’s consolidated financial statements.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, has limited cash and no source of revenue sufficient to cover its operations costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

On August 27, 2019 the Company paid the final annual dividend of 50,000 shares of common stock with a fair value of $10,000 to the sole shareholder of our Series A Convertible Preferred Stock (“Series A Preferred”), Chong Corporation, a common control entity.

On August 27, 2019 the Company then converted the 500,000 shares of Series A Preferred to 500,000 shares of our common stock. The Series A Preferred designations, rights and preferences provided that each share of the Series A Preferred automatically converted into shares of our common stock on a one for one basis on the fifth anniversary of the date of issuance.

On September 30, 2019, the Company had 75,860,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the first nine months ended September 30, 2019, the Company borrowed an aggregate of $54,000 from Chong Corporation, a common control entity. The balance outstanding at September 30, 2019 due Chong Corporation is $681,044. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, an affiliate of Mr. Chong, having renewed the lease in December 2018 for an additional 12-month term at an annual rental of $9,300 with expiration on December 31, 2019. Rent was $6,975 for this nine-month period in both 2019 and 2018. As of September 30, 2019, $8,525 is due to 5550 Nicollet LLC and that amount is reflected on the balance sheet in the accompanying financial statements.

NOTE 5 – NOTE PAYABLE

As of September 30, 2019, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was amended with an August 31, 2019 due date whereupon the maturity date of the principal and accrued interest on the note was further extended to December 31, 2019.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair market value with a new effective interest rate.

NOTE 6 – CONVERTIBLE NOTE

The Company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the acquisition of VapAria Solutions. The note bears interest at 10% per annum. The note is convertible into shares of our common stock at $0.08 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended on numerous occasions and was recently extended to December 31, 2019. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

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

The December 31, 2013 agreement with Chong Corporation also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the nine months ended September 30, 2019 and 2018 Chong did not report that it incurred any costs associated with this December 2013 License Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward looking statements because of several factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2018 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our initial goal was to leverage rights we acquired in December 2013 from an affiliate to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies under the December 2013 Agreement and formulations designed to significantly improve on current electronic nicotine delivery systems and other consumer products in the marketplace. Throughout 2018 and into the first three quarters of 2019, in addition to discussions with third party financing sources, we continued to engage in substantive discussions with several international companies which have expressed interest in our licensed technology in pursuit of this strategy. These discussions have involved demonstrations of our fully functional, programmable prototypes.

In mid-2015 we adjusted our business focus owing to continuing research, development and design throughout and, thus, we completed a full design of a product embodiment based on our proprietary technology, authorized the production of fully functional prototypes and are scheduling pre-clinical assessments for the prototypes. In the first nine months of 2019 we had no research and development costs compared to $14,052 in the same period in 2018, related to these efforts. In addition to taking delivery of our prototypes, in the third quarter of 2016, we engaged an industry expert with 28 years of relevant experience to design IND-enabling studies that should take us from pre-clinical stage to clinical stage and make the FDA 505(b)(2) pathway to regulatory approval and commercialization available to us. Certain of the costs associated with these studies are included in our funding needs for the next 12 months described below. If we are unable to raise sufficient capital to fund these costs, our ability to continue our commercialization efforts will be adversely impacted.

Our management, through the Chong Corporation, a common control entity that is the licensor of the intellectual property rights we acquired in December 2013 and January 2016, has built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address the markets identified above. Historically we have relied upon related party loans that, as of September 30, 2019, totaled $681,044. In the first nine months of 2019, the loan increased by $54,000 and these proceeds were used to pay expenses associated with ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. Our management has worked without cash compensation. We estimate that we will need to raise between $1 million and $2 million over the next 12 months to continue to implement our business plan.

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

Going concern

For the first nine months of 2019 we reported a net loss of $74,606 and net cash used in operations of $48,037 compared to a net loss of $81,663 and net cash used in operations of $61,369 for the first nine months of 2018. At September 30, 2019, we had cash on hand of $7,440 and an accumulated deficit of $2,246,777. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in any of the 2019 or 2018 periods. Our total operating expenses for the third quarter of 2019 and the nine months then ended decreased 14.6% and 9.4% respectively, over those reported in the comparable 2018 periods. General and administrative expenses, which include amortization, rent, and website hosting expenses, decreased 4.0% in the third quarter of 2019 from the comparable period in 2018 and showed an overall decrease of 0.6% for the first nine months as compared to the first nine months of 2018.

Research and development expenses were not incurred in the third quarter of 2019 compared to $9,025 in the third quarter of 2018. The first nine months of 2019 also showed no research and development expenses versus $14,052 over this same period in 2018. This reduction is directly attributable to the progress made in this area. Professional fees increased 48.8% in the third quarter of 2019 compared to 2018 and rose 17.6% for the nine months ended September 30, 2019 from the comparable period in 2018. The increase in financial audit fees and additional legal fees contributed to this overall increase in professional fees in 2019 when compared to 2018.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2019, we had $7,440 in cash and cash equivalents and a working capital deficit of $821,881 as compared to $1,477 in cash and cash equivalents and a working capital deficit of $760,388 at December 31, 2018. Our current liabilities increased $68,524 from December 31, 2018, reflecting increases in interest payable, accounts payable and in the loan amount from a related party. Our sole source of operating capital during the first nine months of 2019 came from additional borrowing from a related party which loaned us an additional $54,000.

We do not have any commitments for capital expenditures. Our working capital is not sufficient to fund our operations for at least the next 12 months and to satisfy our obligations as they become due. In January 2019, the holder of a $50,000, principal amount, note agreed to the extension of the due date of the note from January 31, 2019 to August 31, 2019 and then again to December 31, 2019. In January 2019 the holder of a $40,000 convertible note, principal amount, and convertible into 500,000 shares of our common stock at the option of the holder, agreed to an extension to the due date of the convertible note from January 31, 2019 to August 31, 2019 and then again to December 31, 2019. While there are no assurances the holder will elect to convert the note, in that event we granted the holder demand and piggyback registration rights for those shares. We also owe a related party $681,044 which is due on demand. We do not have the funds necessary to repay these obligations or to fund the costs associated with filing a registration statement if the noteholder converts the note and exercises its registration rights. As described earlier in this report, we will need to raise between $1,000,000 and $2,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due. In that event, our ability to continue as a going concern is in jeopardy.

Summary of cash flows

	September 30, 2019	September 30, 2018
Net cash (used) in operating activities	$(48,037)	$(61,369)
Net cash provided by financing activities	$54,000	$56,000

Our cash used in operating activities declined 21.7% in the first nine months of 2019 compared to the first nine months of 2018. During the first nine months of 2019 and 2018 we used the cash primarily to fund our net loss in the period.

During the each of the first nine months of 2019 and 2018 net cash provided by financing activities consisted of borrowings from Chong Corporation, a common control entity.

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

Item 5. Other Information.

On August 7, 2019 we entered into an Amendment with the Estate of Donald J. Bores, Sr. to extend the maturity date of the promissory note in the principal amount of $50,000 originally issued to Mr. Bores from August 31, 2019 to December 31, 2019.

On August 7, 2019 we also entered into an Amendment with Artemisa Holdings, Inc. to extend the maturity date of the convertible note in the principal amount of $40,000 from August 31, 2019 to December 31, 2019.

The terms and conditions of these extensions are qualified in their entirety by reference to the agreements which are filed as Exhibits 10.1 and 10.2, respectively, to this report.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
10.1	Addendum dated August 7, 2019 to extend maturity date of the promissory note due Donald J. Bores, Sr.				Filed
10.2	Addendum dated August 7, 2019 to extend maturity date of the convertible, note due Artemisa Holdings, Inc.				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VapAria Corporation

November 15, 2019	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

November 15, 2019	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

