Form 10-K
period 2019-12-31
CQENS Technologies Inc.
filed 2020-04-10
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-55470

CQENS Technologies Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1521364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5550 Nicollet Avenue, Minneapolis, MN	55419
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(612) 812-2037

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fiscal year. $0 on June 28, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 25,101,035 shares of common stock are issued and outstanding as of April 10, 2020.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our history of losses, lack of revenues and insufficient working capital;

●	our ability to continue as a going concern;

●	the possible impact of COVID-19 on our company;

●	our ability to raise capital to fund our business plan, pay our operating expense and satisfy our obligations;

●	our limited operating history and lack of developed, proven or launched products;

●	conflicts of interest facing certain of our officers and directors;

●	future reliance on third parties to formulate and manufacturer our products;

●	our future ability to comply with government regulations;

●	our lack of experience in selling, marketing or distributing products;

●	our future ability to establish and maintain strategic partnerships;

●	our possible future dependence on licensing or collaboration agreements;

●	the inability of Xten Capital Group Inc., formerly Chong Corporation, to protect the intellectual property which is licensed to us, and risks of possible third-party infringement of intellectual property rights;

●	the lack of a public market for our common stock; and

●	anti-takeover provisions of Delaware law.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refers to CQENS Technologies Inc., a Delaware corporation formerly known as VapAria Corporation and, where applicable, VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”), a wholly owned subsidiary of CQENS. In 2019 we dissolved VapAria Solutions which had no separate operations, assets or liabilities. In addition, “2019” refers to the year ended December 31, 2019, “2018” refers to the year ended December 31, 2018 and “2020” refers to the year ending December 31, 2020. The information which appears on our web site at www.cqens.com is not part of this report.

All share and per share information appearing in this report gives pro forma effect to the one for seven (1:7) reverse stock split of our outstanding common stock on December 26, 2019.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

We are a technology company involved in the development of proprietary and patentable methods for heating plant-based consumable formulations leading to the production of aerosols for safe, effective and efficient inhalation of plant constituents. The technology accomplishes this at high temperatures, but without the accompanying constituents of combustion. Our technology differs from other such technologies currently on the market because the CQENS system is a high-temperature, non-combustion system, unlike the low-temp, non-combustion systems available today. Current applications of the technology include tobacco, hemp-CBD and cannabis where non-combusting methods of preparation for inhalation are believed to be safer, more effective and more efficacious.

Our initial goal was to leverage rights we acquired in December 2013 from Xten Capital Group Inc., formerly known as Chong Corporation (“Xten”), a related party, to develop and successfully launch a product in partnership with well-capitalized and experienced industry participants based on our exclusive license and exclusive options to license patented and patent-pending technologies and formulations designed to significantly improve on electronic nicotine delivery systems and other consumer products in the marketplace. We took delivery of multiple versions of two forms of device prototypes in 2015 and 2016. We programmed certain of them for specific demonstrations and then actively demonstrated them to potential partners and investors throughout 2017 and into 2018. In addition, in late 2016, we engaged an industry expert with 28 years of relevant experience to design studies that would take us from pre-clinical stage to clinical stage and make the FDA 505(b)(2) pathway to regulatory approval and commercialization available to us in the area of pain management.

In 2018 we also continued to fine tune certain of our device prototypes and to stay engaged with a number of international companies interested in partnering with us to commercialize our patented technology in the area of medically licensed and regulator approved, pharmaceutical Nicotine Replacement Therapy (“NRT”).

In 2019 we evaluated our work in the device and vaporizing space in light of well-publicized controversies surrounding leading commercially available electronic nicotine delivery systems, their use of flavors and their appeal to minors, and determined the environment for licensing and securing regulatory approval for these technologies was likely to be limited for the foreseeable future.

However, as vapor and vapor-related methods and technologies fell out of commercial and regulatory favor, new and novel technologies emerged. This was especially the case in “heat-not-burn (HNB),” a technology and application in the reduced harm and modified risk tobacco, hemp-CBD and cannabis categories. It became apparent to us that the success of HNB technologies in the tobacco industry with both consumers and regulators were encouraging. In light of this, we began negotiating with Xten to purchase intellectual property that it had developed in HNB.

On December 31, 2019 we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Xten pursuant to which we acquired the following assets (the “Assets”):

●          the assignment of all patent applications and patent related documents and materials currently assigned to or owned or held by Xten in the field of heated tobacco/heat not burn (HNB) methods and embodiments developed by Xten (the “CQENS System”), consisting of the following:

●	the provisional patent application filed by Xten on January 3, 2018, the non-provisional patent application filed by Xten on June 28, 2018 and the Patent Cooperation Treaty (PCT) application filed by Xten on January 3, 2019;

●	all documents and files related to device and tobacco consumable development;

●	all versions of prototyped embodiments, consisting of both device and tobacco consumable embodiments; and

●	all files, correspondence, communication, data and test results related to the toxicology testing undertaken by Xten related to the CQENS System.

●          exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for device patents assigned to Xten, U.S. Patent No. 9,770,564 and U.S. Patent No. 9,913,950; and

●          exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for international device patents and patent applications assigned to Xten, including those issued in the People’s Republic of China, the European Union, Japan and Hong Kong, and those pending in Germany, France, Brazil, Canada and Korea, and divisional patents pending in the European Union and Japan.

The purchase price of the Assets was:

●          14,000,000 shares of our common stock;

●          modification of the License Agreement dated January 28, 2016 by and between our company and Xten pursuant to which we were granted an exclusive license for the U.S. Patent App No. 14/629/279, subsequently granted U.S. Patent No. 9,283,180, limiting our rights under this License Agreement to the fields and applications of tobacco, hemp-CBD, cannabis, nicotine, reduced tobacco risk and smoking cessation; and

●          modification of the License Agreement dated January 28, 2016 by and between our company and Xten pursuant to which we were granted an exclusive license for the U.S. Patent App No. 13/453,939, subsequently granted U.S. Patent No. 9,399,110, limiting our rights under this License Agreement to the fields and applications of tobacco, nicotine, Hemp-CBD, cannabis, reduced tobacco risk and smoking cessation.

Our Business

Following the closing of the Asset Purchase Agreement, our business and operations are now focused on commercializing the CQENS System, a patent-pending method of inductively heating tobacco and other substances and ingredients that support reduced risk (RRP), profile given that the technology prevents combustion and prevents its consumers from inhaling the dangerous byproducts of combustion. We believe that HNB technologies will be of great interest to the international tobacco industry and the growing hemp-CBD cannabis industries. HNBs represent the latest in tobacco and inhalable technologies, and likely to supplant the electronic vapor system (EVS) technologies including e-cigarettes and electronic nicotine delivery systems. We believe HNBs, if properly designed, will avoid many of the issues that have proved troublesome for EVS’ including thermal decomposition, heating irregularities and the formation and presence of high levels of acrolein and formaldehyde. In the fall of 2019 Philip Morris International introduced its HNB product to U.S. markets. This product, which was sold in more than 40 countries before entering U.S. markets, like other HNB technologies, is a device that heats a tobacco stick, rather than burning it, and testing supports claims that the product can potentially reduce the number of noxious chemicals found in cigarette smoke by 95%.

The CQENS System is supported by three patent applications, the most recent of these, a Patent Cooperation Treaty (PCT) patent application, was filed by Xten in January 2019. In May 2019 Xten was informed that the International Searching Authority (ISA) had completed its review of the PCT patent application and issued the International Search Report and Written Opinion relative to that application. The ISA found that 34 of the application’s 55 claims were patentable and the remaining 21 would also be patentable if successfully amended. On September 5, 2019, Xten filed a Chapter II Demand and Article 34 Amendments with the International Bureau of the World International Property Office (WIPO) as a part of what we expect will be a successful effort to obtain a favorable opinion for all of its claims. We have succeeded to these rights with our purchase of the Assets as described earlier in this report.

According to the ISA, the CQENS Systems’ method of configuring inductive heating systems, devices and tobacco consumables represent inventive embodiments and concepts of inductive, non-combusting, tobacco heating. Among the most important disclosures in the CQENS System intellectual property are those related to certain embodiments of the system that can quickly reach temperatures well above 350C without any markers consistent with combustion while producing an inhalable aerosol.

We believe that many concepts and embodiments with respect to CQENS System address the most common consumer complaints related to currently available HNBs and systems including:

●           Start-up time — the CQENS System is able to provide instant on/off from a consumer perspective, with less than a 2.5 second warm up time, compared to the other commercial devices that require warmups of greater than 20 seconds;

●          Consumer experience - a CQENS System tobacco consumable is able to be enjoyed in multiple sessions unlike other devices currently on the market ; and

●          Device cleanliness — the CQENS System eliminates the need to periodically clean the device and its components.

Independent toxicology test results of the CQENS System support our claims of rapid heating, non-combustion—even at high temperatures—and report better HPHC (harmful and potentially harmful constituents)/carbonyl test results than those reported by the Philip Morris International product.

Prior to our acquisition of the Assets, Xten had been involved in discussions with leading independent tobacco industry automation equipment manufacturers, the results of which confirmed that manufacturing the CQENS System’s tobacco consumable can be automated at competitive costs when compared to conventional cigarettes, at high volumes and by modifying machines already in use. The manufacturers also estimated that the product could be launched nine to 12 months from project initiation. We have succeeded to all rights to those discussions and contacts as part of the acquisition of the Assets.

Presently, a Version 1 prototype is ready for cosmetic industrial design, a smaller, more compact Version 2 prototype in development and the Version 3 prototype is on the drawing board. We are currently exploring a number of avenues for the commercializing of the CQENS System, including licensing and product configuration agreements with international tobacco companies, leveraging relationships our management has cultivated in China, where manufacturers and processers are eager to apply patentable, protectable technologies in the fields of both tobacco and Hemp-CBD. Since acquiring the technology in late 2019, we have entered into non-disclosure agreements with a number of domestic, international and China-based tobacco companies and Hemp-CBD growers and processors. Accordingly, we are unable to predict at this time how the CQENS System will ultimately be commercialized or the estimated costs and further regulatory approvals which may be necessary

Licensed intellectual property rights

In addition to the Assets acquired from Xten in December 2019 as described earlier in this report, we also license certain additional intellectual property from it as described below.

December 2013 Agreement

Effective December 31, 2013, we entered into an Exclusive License and Option to License Agreement (the “December 2013 Agreement”) with Xten. The December 2013 Agreement is for the Xten’s intellectual property portfolio described below and provided a license for the following patent:

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

Under the terms of the December 2013 Agreement we were also granted options to license certain other patent applications. We exercised these options to license in January of 2016 and modified the licenses in 2019 as described below.

January 2016 License Agreements

On January 28, 2016, and as contemplated under the December 2013 Agreement, we entered into five License Agreements (the “January 2016 License Agreements”) with Xten pursuant to which we were granted exclusive worldwide licenses for the following patented technology and Xten permanently waived the requirement under the December 2013 Agreement that we were required to commercialize a product by December 31, 2015:

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

The terms of each January 2016 License Agreement are identical. Under the agreements, we were granted the rights to sublicense and/or produce and market products during the term of the agreement. Under each agreement, we agreed to pay Xten a royalty in the amount of $50,000 per annum in the first calendar year, and for each year thereafter for the remaining life of the patent, in which the patent is issued and is licensed and/or commercialized with an acknowledged embodiment and/or use. We did not incur any royalty fees during 2019 and 2018. Xten is responsible for the payment of all expenses and costs associated with protecting the patents from infringement and/or from claims of infringement from other parties. The term of the license is for the life of the respective patent, subject to earlier termination by either party in the event of a default, which includes a non-payment of any monetary obligations under the terms of the January 2016 License Agreement, or a breach of any representation or warranty.

As described earlier in this section, in December 2019 in connection with the purchase of the Assets, a part of the purchase price we agreed to a modification of the License Agreement dated January 28, 2016 by and between our company and Xten related to U.S. Patent No. 9,283,180 limiting our rights under this license agreement to the fields and applications of tobacco, hemp-CBD, cannabis, nicotine, reduced tobacco risk and smoking cessation; and a modification of the License Agreement dated January 28, 2016 by and between our company and Xten related to U.S. Patent No. 9,399,110 limiting our rights under this license agreement to the fields and applications of tobacco, nicotine, hemp-CBD, cannabis, reduced tobacco risk and smoking cessation.

Employees

While our executive officers devote a substantial amount of their time to our company without cash compensation, at April 10, 2020 we did not have any employees.

Our history

We were incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc. with the principal business objective of merging with or being acquired by another entity.

On April 11, 2014 we entered into a Share Exchange Agreement and Plan of Reorganization (the “Share Exchange Agreement”) with VapAria Solutions and its shareholders pursuant to which we agreed to acquire 100% of the outstanding capital stock of VapAria Solutions from the shareholders in exchange for certain shares of our capital stock. On July 31, 2014 all conditions precedent to the closing were satisfied and we issued the VapAria Solutions shareholders approximately 5,142,857  shares of our common stock and 500,000 shares of our 10% Series A Convertible Preferred Stock in exchange for the common stock and the VapAria Solutions Preferred Stock owned by the VapAria shareholders. Following the closing of this transaction, in August 2014 we changed the name of our company to “VapAria Corporation.”

Effective December 26, 2019 pursuant to a Certificate of Amendment to our Amended and Restated Certificate of Incorporation we:

●         changed our corporate name of CQENS Technologies Inc.;

●         effected a one for seven (1:7) reverse stock split of our outstanding common stock; and

●         returned the previously designated series of 10% Series A Convertible Preferred Stock consisting of 500,000 shares to the status of authorized but undesignated shares of our blank check preferred stock.

On December 31, 2019 we entered into the Asset Purchase Agreement with Xten which is described earlier in this section.

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

We reported a net loss of $129,879 and $583,084 for 2019 and 2018, respectively, and we have a working capital deficit of $856,012 at December 31, 2019. We do not have any revenue generating operations, do not presently expect to launch our first products until 2020 or 2021 and will need to raise significant capital to pay our operating expenses and satisfy our obligations as they become due, in addition to continuing to implement our business plan. If we are unable to secure the necessary capital, our ability to continue our operations will be in jeopardy.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced losses from operations, which losses have caused an accumulated deficit of $2,302,050 at December 31, 2019. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses, minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We do not have any external sources of capital and our working capital is not sufficient to pay our operating expenses and satisfy our obligations as they become due. There are no assurances that we will be able to raise sufficient capital to implement our business plan in order to permit us to begin generating revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We are unable to predict the impact of COVID-19 on our company.

While the duration and full impact of the COVID-19 pandemic is unknown at this time, we expect that the pandemic will adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products.  We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies.  We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China.  The worldwide pandemic caused by COVID-19 could cause these opportunities to be delayed or significantly limited in their scope should the pandemic continue and /or be prolonged into 2021. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market.  The adverse impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

We may have difficulty raising capital, which could deprive us of necessary revenues.

We have not generated any revenues to date and, subject to the availability of sufficient capital, do not expect to launch our first products until late in 2020, owing to our recent focus on regulatory approved products. We are presently dependent on advances from a related party to provide funds for our operations. In order to support our initiatives, we will need to raise funds through public or private debt or equity financing, collaborative relationships or other arrangements with well capitalized companies. Our ability to raise additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic, risks associated with investing in a pre-revenue company with no assurances our products can be commercialized, the lack of a public market for our common stock and the development or prospects for development of competitive technology by others. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may never be able to effectively monetize our intellectual property assets. In that event, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

We have a limited operating history and have not developed or launched any products.

We are a company with a limited operating history. We have only recently completed the development of prototypes of new products using our proprietary technology, our products are unproven and we have not generated any revenues. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Certain factors that could, alone or in combination, affect our ability to successfully develop and market our products, include:

●	our ability to build and finance our products at our targeted scale on a cost-effective basis and in the time frame we anticipate;

●	technical challenges developing our commercial production processes or systems that we are unable to overcome;

●	reliance on third-party manufacturers for fabricating and assembling our products;

●	our ability to establish markets for our products;

●	our ability to obtain financing;

●	our ability to meet our potential customers’ requirements or specifications;

●	our ability to secure and maintain all necessary regulatory approvals and to comply with applicable laws and regulations for our products;

●	our ability to establish new relationships, or maintain and expand our existing relationships, with strategic partners, including strategic partners that will manufacture and market our products; and

●	actions of direct and indirect competitors or that may seek to compete with the products that we develop.

Our management does not devote their full time to our company and certain of our officers and directors may have conflicts of interest.

We do not have any employees as of the date of this report. While our executive officers devote such time to us as they deem reasonable and necessary to discharge the business of our company, our officers have professional interests in a variety of activities other than those relevant to us and do not devote their full time and attention to our company. Accordingly, conflicts may arise in the allocation of time between our company and one or more of these activities. While we expect that our board of directors and management will exercise their fiduciary obligation to our company, there are no assurances any conflicts of interest which may arise will be resolved in our favor.

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

Xten may be unable to protect its intellectual property, which is licensed to us.

We rely on the availability of protection for the proprietary aspects of the Xten technology and information which we license under the December 2013 Agreement and the January 2016 License Agreements. Our future success depends, in part, on the ability of Xten to defend and enforce their issued patents and other intellectual property rights, obtain additional patents or other intellectual property protection where warranted, and pursue adequate and meaningful protection of the proprietary aspects of our technology and information. The existing patent applications or any applications filed in the future may not be allowed, and the failure of Xten to secure these patents may limit their ability to protect the intellectual property rights these applications were intended to cover. Any issued patents may be challenged, invalidated or circumvented to avoid infringement liability. Any of the Xten patents, issued or pending, may not provide us with any competitive advantage or may be challenged by third parties. The loss of any rights under the December 2013 Agreement and/or the January 2016 License Agreements would be materially adverse to our company and our ability to continue our business would be in jeopardy.

We may be unable to protect the intellectual property that has been assigned to us.

On December 31, 2019 we acquired the HNB technology trademarks, prototypes and methods via irrevocable assignment from Xten. Our future success depends, in part, on our ability to defend and enforce the pending and future issued patents and other intellectual property rights, obtain additional patents or other intellectual property protection where warranted, and pursue adequate and meaningful protection of the proprietary aspects of our technology and information.

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

There is no public market for our common stock. We delayed seeking a market maker in 2018 and 2019, pending the enhancement of our prototypes, the initiation of certain clinical studies and our progress in discussions with certain third parties. While we expect during 2020 to seek a market maker to file the appropriate documents with the Financial Industry Regulatory Authority, Inc. (FINRA) to obtain a quotation of our common stock in the over the counter market, the timing and success thereof is presently unknown, particularly in light of the current status of the capital markets as a result of the COVID-19 pandemic. Even if we are successful in establishing a public market for our common stock, it is likely that the market will be limited and sporadic and generally at very low volumes until such time, if ever, as we are able to develop a following for our common stock. An active market for our common stock may never develop.

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

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, under the terms of a three-year lease initially expiring in December 2017, as previously extended, at an annual rent of $9,000. In December 2017, we renewed the lease for an additional 12-month term ending December 31, 2018 at the annual rental of $9,300 and in December of 2018 we extended the lease to December 31, 2019 at the annual rental of $9,300. In December 2019 a new month-to-month lease was entered into for the 2020 calendar year with an annual rental of $9,300.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. As of April 10, 2020, there were approximately 115 record owners of our common stock.

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

The following discussion of our financial condition and results of operations for 2019 and 2018 and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Today, we are a technology company involved in the development of proprietary and patentable methods for heating plant-based consumable formulations leading to the production of aerosols for safe, effective and efficient inhalation of plant constituents. The technology accomplishes this at high temperatures, but without the accompanying constituents of combustion. Our technology differs from other such technologies currently on the market because the CQENS system is a high-temperature, non-combustion system, unlike the low-temp, non-combustion systems available today. Current applications of the technology include tobacco, hemp, CBD and cannabis.

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

Our management, through Xten, built an extensive and robust portfolio of intellectual property that includes patented and patent-pending methods of vaporization and patented and patent-pending medicants and herbal remedies identified for their effectiveness and suitability to address pharmaceutical ad OTC markets for a variety of health and wellness issues. Up and through 2018, in addition to discussions with third party financing sources, we engaged in substantive discussions with several international companies which expressed interest in our licensed technology. These discussions involved demonstrations of fully functional, programmed prototypes that we’d designed and built from 2014 to 2018, when we fine-tuned certain of our prototypes and engaged with a number of international companies interested in partnering with us to commercialize our patented technology in the area of medically licensed and regulator approved, pharmaceutical NRT.

In 2019 we evaluated our work in the device and vaporizing space in light of well-publicized controversies surrounding leading commercially available electronic nicotine delivery systems, their use of flavors and their appeal to minors and determined the environment for licensing and securing regulatory approval for these technologies was likely to be limited for the foreseeable future. As vapor and vapor-related methods and technologies fell out of commercial and regulatory favor, new and novel technologies emerged.

This was especially the case in “heat-not-burn (HNB),” a technology and application in the reduced harm and modified risk tobacco, hemp. CBD and cannabis categories. It became apparent that the success of HNB technologies in the tobacco industry with both consumers and regulators were encouraging. In light of this, we began negotiating with Xten to purchase intellectual property that it had developed in HNB. Negotiations commenced in early 2019. Late in the year we than changed our name to CQENS Technologies Inc. and formally concluded the asset purchase with Xten on December 31, 2019.

Historically we have relied upon related party loans from Xten that, as of December 31, 2019, totaled $703,044. In 2019, the loan increased by $76,000 and these proceeds were used to pay expenses associated with legal and professional fees, and ordinary business expenses associated with identifying, meeting with and negotiating with potential business partners and our general operating expenses, including the payment of our obligations. In January of 2020, we raised $1,200,000 through the sale of common stock to an accredited investor for working capital. We estimate that we will need to raise an additional $1 million to $2 million over the next 12 months to continue to implement our business plan.

We may seek to raise the necessary capital through future public or private debt or equity offerings of our securities, although we do not have any commitments from any third parties to provide any capital to us. While we believe that the exclusive rights to the proprietary technology on which our business is predicated could provide us with a significant competitive advantage if we can bring one or more products to market, our ability to accomplish that in the near term is dependent on a successful prototype and positive pre-clinical assessments of the prototype. Given the current lack of a public market for our common stock, our status as a pre-clinical stage company and the difficulties small companies experience in accessing the capital markets particularly in light of the adverse impacts of the COVID-19 pandemic on the capital markets, we expect to encounter difficulties in pursuing public or private capital raises. We may also seek to minimize our capital needs by securing partnerships or joint ventures with well capitalized companies in the pharmaceutical or OTC consumer products industries. Until we are able to raise all or a portion of the necessary capital, our ability to continue to implement our business plan will be in jeopardy.

Going concern

For 2019 we reported a net loss of $129,879 and net cash used in operations of $76,179. At December 31, 2019 we had cash on hand of $1,298 and an accumulated deficit of $2,302,050. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our cash balances and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in the 2019 or 2018 periods. Our total operating expenses for 2019 decreased 78.9%, over those reported in 2018. General and administrative expenses, which include amortization, compensation, rent, and website hosting expenses, decreased by $457,304 in 2019 compared to 2018 due almost entirely to lower levels of compensation in 2018 related to stock options awarded to management. There were no research and development expenses reported in 2019 compared to the previous year due the fact that device prototype development was completed no additional refinements were required. Professional fees increased by 41.9% in 2019 compared to 2018, due largely to higher legal expenses related to the asset purchase and other corporate actions undertaken in the fourth quarter of 2019.

We expect that our operating expenses will increase as we continue to develop our business and we devote additional resources toward our new technologies and business opportunities, promoting that growth, most notably reflected in anticipated increases in general overhead, salaries for personnel and technical resources, as well as increased costs associated with our SEC reporting obligations. However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2019, we had $1,298 in cash and cash equivalents and a working capital deficit of $856,012 as compared to $1,477 in cash and cash equivalents and a working capital deficit of $760,388 at December 31, 2018. Our current liabilities increased $94,933 at December 31, 2019 from December 31, 2018, reflecting increases in interest payable, accrued expenses and in the loan amount from a related party. Our sole source of operating capital during 2019 came from additional borrowing from a related party which loaned us an additional $76,000

We do not have any commitments for capital expenditures. Subsequent to the close of 2019 we sold 248,448 shares of our common stock at a purchase price of $4.83 per share in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions available under Section 4(a)(2) of that act and Regulation S promulgated thereunder. We received gross proceeds of $1,200,000 in this transaction and did not pay any commissions or finder’s fees. We are using the proceeds for working capital.

Net Cash Used in Operating Activities

We used $76,179 of cash in our operating activities in 2019 compared to $84,681 used in 2018, a decrease of 10%. The decrease is due to no research and development costs incurred in the current period compared to the same period one year ago.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities in either the 2019 or 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for 2019 and 2018 consisted of borrowings of $76,000 and $78,500 respectively from Xten, a related entity.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2019 appearing later in this report.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the literature, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees currently under ASC 718, Compensation - Stock Compensation. Board members are the only non-employees that the Company grants to, who are treated as “employees” under ASC 718. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU 2018-07 did not have a significant impact on the Company’s consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment our management has concluded that as of December 31, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. In order to do so, we will need additional capital to permit us to hire employees and put the requisite controls in place. We had expected to expand our accounting resources in 2018, which was subsequently delayed into 2019 and has now been delayed into 2020. Given the uncertainties with our ability to raise working capital as discussed earlier in this report, there are no assurances we will be able to remediate the material weaknesses in our internal control over financial reporting during 2020.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Alexander Chong	55	Chairman of the Board of Directors, Chief Executive Officer
William P. Bartkowski	68	President, Chief Operating Officer
Daniel Markes	58	Vice President, Chief Financial Officer, director
Roger Nielsen	73	Vice President, Secretary, director

Alexander Chong. Mr. Chong has served as Chairman of the Board and Chief Executive Officer since July 2014. Mr. Chong is an experienced entrepreneur and businessman. Since founding the company in 1993, he has also served as the Chairman of Plexus International, a consulting and training organization with 14 international offices and its principal office located in Minneapolis, Minnesota. Mr. Chong has also served as Chief Executive Officer and a member of the board of directors of Xten Capital Group Inc., a Minnesota-based company with investment interests in technology and a variety of Asia-based opportunities since 2007. He has broad experience in international business and manufacturing quality. Mr. Chong also has experience serving on boards of directors of privately-held companies in the role of an independent director, as well as identifying key joint venture partners and negotiating and securing international distribution agreements with large multi-national companies. In connection with the developer of the original e-cigarette, Mr. Chong oversaw U.S. patent filings and developed the first disposable e-cigarette offered for distribution and sale in the U.S. Mr. Chong received a B.S. in Chemistry from Boston University. Mr. Chong’s significant professional experience in our business sector and international business and technology were factors considered by the board of directors in concluding that he should be serving as a director of our company.

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

Daniel Markes. Mr. Markes has served as an executive officer and member of the board of directors of our company since July 2014. Mr. Markes is an experienced businessman and financial executive and his background includes having served in various capacities as controller, human resources director, business development specialist and member of the board of directors of a number of organizations throughout his professional career. Since 1997 Mr. Markes has been Director, Human Resources, Finance and Administration with Minneapolis-based Plexus Corporation founded by Mr. Chong. He also is an officer of Xten Capital Group Inc., serving as its Treasurer/Chief Financial Officer, as well as serving as an officer of 5550 Nicollet LLC, an entity affiliated with Mr. Chong. Mr. Markes received a BBA degree from Brock University. Mr. Markes’ experience as a businessman and a financial executive were factors considered by the board of directors in concluding that he should be serving as a director of our company.

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

Board of Directors

Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the board of directors increases the number of directors, the board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the stockholders.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the year ended December 31, 2019 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2019, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act of during the year ended December 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;

●	our two most highly compensated named executive officers at December 31, 2019 whose annual compensation exceeded $100,000; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2019.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Alexander Chong,	2019	0	0	0	11,698	0	0	0	11,698
Chief Executive Officer (1)	2018	0	0	0	332,420	0	0	0	332,420

(1) The amounts included in the “Option Awards” column represent the aggregate grant date fair value of stock options to purchase 175,000 shares at an exercise price of $1.00 in December 2019 computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the notes to our consolidated financial statements appear later in this report.

How the executive’s compensation is determined

Mr. Chong, who has served as our Chief Executive Officer since July 2014, does not presently receive cash compensation for his services to us. The amount of compensation we may pay to Mr. Chong from time to time is in the discretion of the board of directors of which he is one of three members. In December 2019 the board awarded Mr. Chong an option grant of 175,000 shares of our common stock at an exercise price of $1.00 per share, and in December of 2018 the board awarded Mr. Chong an option grant of 300,000 shares at an exercise price of $1.40 per share.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2019:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Alexander Chong	300,000	-	-	7.00	12/31/20	-	-	-	-
	300,000	-	-	1.75	12/31/21	-	-	-	-
	300,000			1.40	12/31/23
	175,000			1.00	12/31/24

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 10, 2020, we had 25,101,035 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of April 10, 2020 by:

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%

Alexander Chong (1)	20,320,716	78.2%
William P. Bartkowski (2)	153,574	≤1%
Daniel Markes (3)	464,994	1.4%
Roger Nielsen (4)	439,289	1.9%
All officers and directors as a group (four persons) (1)(2)(3)(4)	21,378,573	82.1%

(1)	Includes: (i) 1,805,715 shares of our common stock held of record by Chinhak LLC; (ii) 17,440,001 shares of our common stock held of record by Xten Capital Group Inc.; (iii) 300,000 shares of our common stock underlying options held by Mr. Chong with an exercise price of $7.00 per share; (iv) an additional 300,000 shares held with an exercise price of $1.75 per share and (v) 300,000 shares held with an exercise price of $1.40, and (v) and additional 175,000 shares with an exercise price of $1.00 per share. Mr. Chong has voting and dispositive control over the shares held of record by both of these entities.

(2)	Includes (i) 42,858 shares of our common stock underlying options with an exercise price of $7.00 per share; (ii) 42,858 shares of our common stock with an exercise price of $1.75 per share; (iii) 42,858 shares with an exercise price of $1.40 per share; and (iv) an additional 25,000 shares at $1.00 per share.

(3)

Includes (i) 42,858 shares of our common stock underlying options with an exercise price of $7.00 per share; (ii) 42,858 shares of our common stock with an exercise price of $1.75 per share; (iii) 42,858 shares with an exercise price of $1.40 per share; and (iv) an additional 25,000 shares at $1.00 per share, and (v) 142,858 shares of our common stock owned by Paula Markes, his spouse.

(4)	Includes (i) 42,858 shares of our common stock underlying options with an exercise price of $7.00 per share; (ii) 42,858 shares of our common stock with an exercise price of $1.75 per share; (iii) 42,858 shares with an exercise price of $1.40 per share; and (iv) an additional 25,000 shares at $1.00 per share.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plans not approved by our stockholders:	0	-	-
Plans approved by stockholders:
2014 Equity Compensation Plan	1,285,722	$3.38	214,278
2019 Equity Compensation Plan	250,000	$1.00	1,750,000

Equity Compensation Plan

We currently have two equity compensation plans, our 2014 Equity Compensation Plan (the “2014 Plan”) and our 2019 Equity Compensation Plan (the “2019 Plan”). While the number of shares of our common stock underlying outstanding grants under these plans were proportionally reduced and the exercise price was proportionally increased following the December 26, 2019 effective date of our 1:7 reverse stock split of our common stock, the total number of shares reserved for grants under the plans and the evergreen formulas were not impacted by the reverse split.

On August 19, 2014, our board of directors adopted our 2014 initially covering 1,428,572 shares of common stock. The 2014 Plan was ratified by our shareholders on August 19, 2019. The 2014 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 14,286 shares of common stock.

On November 19, 2019, our board of directors authorized our 2019 Plan and the 2019 Plan was ratified by our stockholders on December 26, 2019. The 2019 Plan covers 2,000,000 shares of common stock. The 2019 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year during the term of the 2019 Plan, beginning with calendar year 2020, by an amount equal to 15% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, up to a maximum annual increase of 150,000 shares of common stock.

The other terms of the 2014 Plan and the 2019 Plan are identical. The purpose of each of the plans is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. The plans are administered by our board of directors. Plan options may either be:

●	incentive stock options (ISOs),

●	non-qualified options (NSOs),

●	awards of our common stock, or

●	rights to make direct purchases of our common stock which may be subject to certain restrictions.

Any option granted under a plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. In the event of any stock split of our outstanding common stock, the board of directors in its discretion may elect to maintain the stated amount of shares reserved under the plan without giving effect to such stock split. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As described earlier in this report under Item 1. Business, in December we acquired certain Assets from Xten.

As described earlier in this report under Item 2. Description of Property, we lease our principal executive offices from an affiliate of Mr. Chong.

During 2014 Xten loaned us $36,544 for working capital, and during 2015 we repaid $10,000 of this advance. During 2015 Xten lent us an additional $137,000, and we repaid $10,000 of this advance. In 2016 Xten lent us an additional $214,000, in 2017 an additional $161,000 in 2017, $78,500 in 2018 and $76,000 in 2019. The loans are unsecured, non-interest bearing and are due on demand.

Director independence

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for 2019 and 2018 .

	2019	2018

Audit Fees	$21,500	$18,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$21,500	$18,500

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to the auditors with respect to 2019 were pre-approved by the entire board of directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

●	Report of Independent Registered Public Accounting Firm;

●	Consolidated balance sheets at December 31, 2019 and 2018;

●	Consolidated statements of operations for the years ended December 31, 2019 and 2018;

●	Consolidated statements of changes in stockholders’ deficit for the years ended December 31, 2019 and 2018;

●	Consolidated statements cash flows for the years ended December 31, 2019 and 2018; and

●	Notes to consolidated financial statements.

(b)	Exhibits.

		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3(c)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/18/29	3.5
10.1	Promissory Note in the principal amount of $50,000 from VapAria Corporation to Donald J. Bores	S-1	6/9/14	10(c)
10.2	Exclusive License and Option to License Agreement dated December 31, 2013 by and between Chong Corporation and VapAria Corporation	S-1	5/1/14	10-b
10.3	Intellectual Property Assignment Agreement dated August 1, 2010 between Alexander C. Chong, William P. Bartkowski and Chong Corporation	S-1	6/9/14	10(d)
10.4	2014 Equity Compensation Plan	8-K	8/21/14	10.7
10.5	Agreement to extend due date of promissory note to Donald J. Bores	10-K	4/14/15	10.5
10.6	Convertible note dated July 14, 2014 in the principal amount of $40,000 together with Addendum dated September 1, 2014 and Addendum dated December 1, 2014	10-K	4/14/15	10.6

10.7	Commercial Lease dated December 15, 2013 by and between 5550 Nicollet, LLC and VapAria Corporation	10-K	4/14/15	10.7
10.8	Note Extension Agreement dated June 30, 2015 by Donald J. Bores.	10-Q	8/13/15	10.8
10.9	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 228 patent	8-K	1/29/16	10.9
10.10	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 040 patent	8-K	1/29/16	10.10
10.11	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 617 patent application	8-K	1/29/16	10.11
10.12	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 939 patent application	8-K	1/29/16	10.12
10.13	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 279 patent application	8-K	1/29/16	10.13
10.14	Agreement dated December 13, 2015 to extend due date of promissory note to Donald J. Bores	10-K	4/8/16	10.14
10.15	Agreement to Extend dated June 30, 2016 for promissory note due Donald J. Bores Sr.	10-Q	8/5/16	10.15
10.16	Addendum dated July 31, 2016 to Convertible Note due Holdings, Inc.	10-Q	8/5/16	10.16
10.17	Agreement to extend commercial lease by and between 5550 Nicollet, LLC and VapAria Corporation	10-K	4/17/17	10.17
10.18	Agreement dated December 31, 2016 to extend due date of promissory note to the estate of Donald J. Bores	10-K	4/17/17	10.18
10.19	Agreement to extend dated August 16, 2017 due Artemisa Holdings, Inc.	10-Q	11/9/17	10.1
10.20	Agreement to extend dated August 31, 2017 for promissory note due Donald J. Bores, Sr.	10-Q	11/9/17	10.2
10.21	Lease extension dated December 31, 2017 with Chong Corporation	10-K	3/29/18	10.21
10.22	Addendum dated July 31, 2018 to extend the due date of the Promissory Note to Donald J. Bores to January 31, 2019	10-Q	8/7/18	10.22
10.23	Addendum dated July 31, 2018 to extend the due date of the Promissory Note to Artemisa Holdings, Inc. to January 31, 2019	10-Q	8/7/18	10.23
10.24	Addendum dated August 7, 2019 to extend the due date of the Promissory Note to Donald J. Bores	10-Q	11/14/19	10.1
10.25	Addendum dated August 7, 2019 to extend the due date of the Promissory Note to Artemisa Holdings, Inc.	10-Q	11/14/19	10.1
10.26	Lease Renewal/Extension dated December 19, 2018	10-K	3/29/19	10.26
10.27	Asset Purchase Agreement dated December 31, 2019 by and between CQENS Technologies Inc. and Chong Corporation	8-K	1/2/20	10.1
10.28	Form of Stock Purchase Agreement	8-K	10/31/19	10.1
10.29	CQENS Technology Lease				Filed
14.1	Code Conduct and Ethics	10-K	4/14/15	14.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CQENS Technologies Inc.

April 10, 2020	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Alexander his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) and supplements to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Alexander Chong	Chief Executive Officer, Chairman of the Board of	April 10, 2020
Alexander Chong	Directors, principal executive officer

/s/ William P. Bartkowski	President, Chief Operating Officer	April 10, 2020
William P. Bartkowski

/s/ Daniel Markes	Vice President, Chief Financial Officer, director,	April 10, 2020
Daniel Markes	principal financial and accounting officer

/s/ Roger Nielsen	Vice President, secretary, director	April 10, 2020
Roger Nielsen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CQENS Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CQENS Technologies Inc. (formerly VapAria Corporation) and its subsidiary (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013.

Houston, Texas

April 10, 2020

CQENS Technologies Inc.

(Formerly VapAria Corporation)

Consolidated Balance Sheets

	December 31
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$1,298	$1,477
Prepaid expenses	1,553	2,065
Total Current Assets	2,851	3,542
Intellectual property, net	290,346	222,071
TOTAL ASSETS	$293,197	$225,613
LIABILITIES & STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$10,722	$6,304
Accrued expenses	6,865	350
Interest payable	48,232	40,232
Note payable	50,000	50,000
Convertible note	40,000	40,000
Loan from related party	703,044	627,044
Total Current Liabilities	858,863	763,930
TOTAL LIABILITIES	858,863	763,930
STOCKHOLDERS’ DEFICIT
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized: no shares issued or outstanding at December 31, 2019; 500,000 issued and outstanding at December 31, 2018	-	50
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 24,837,203 shares issued and outstanding at December 31, 2019 and 10,758,631 shares issued and outstanding at December 31, 2018	2,484	1,076
Additional paid-in capital	1,733,900	1,622,728
Accumulated deficit	(2,302,050)	(2,162,171)
TOTAL STOCKHOLDERS’ DEFICIT	(565,666)	(538,317)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$293,197	$225,613

See accompanying notes to consolidated financial statements

CQENS Technologies Inc.

(Formerly VapAria Corporation)

Consolidated Statements of Operations

	Year ended December 31
	2019	2018
Operating Expenses
General and administrative	$45,663	$502,967
Research and development	-	18,307
Professional fees	75,766	53,410
Total Operating Expenses	121,429	574,684
Total Operating Loss	(121,429)	(574,684)
Other (Expense)	(8,450)	(8,400)
Net Loss	$(129,879)	$(583,084)

Preferred dividends	$(10,000)	$(10,000)
Net loss available to common stockholders	$(139,879)	$(593,084)

Basic and diluted loss per common share	$(0.01)	$(0.06)

Basic and diluted weighted average shares outstanding	11,015,833	10,751,664

See accompanying notes to consolidated financial statements

CQENS Technologies Inc.

(Formerly VapAria Corporation)

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2019 and December 31, 2018

	10% Series A
	Convertible Preferred Stock		Common Stock
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2017	500,000	$50	10,751,488	$1,075	$1,137,843	$(1,569,087)	$(430,119)

Common stock issued for dividend	-	-	7,143	1	9,999	(10,000)	$-

Stock options granted	-	-	-	-	474,886	-	$474,886

Net loss	-	-	-	-	-	(583,084)	$(583,084)

Balance December 31, 2018	500,000	$50	10,758,631	$1,076	$1,622,728	$(2,162,171)	$(538,317)

Preferred stock converted to common stock	(500,000)	(50)	71,429	7	43	-	$-

Common stock issued for dividend	-	-	7,143	1	9,999	(10,000)	$-

Stock options granted	-	-	-	-	16,711	-	$16,711

Common stock issued for intellectual property	-	-	14,000,000	1,400	84,419	-	$85,819

Net loss	-	-	-	-	-	(129,879)	$(129,879)

Balance December 31, 2019	-	$-	24,837,203	$2,484	$1,733,900	$(2,302,050)	$(565,666)

See accompanying notes to consolidated financial statements

CQENS Technologies Inc.

(Formerly VapAria Corporation)

Consolidated Statements of Cash Flows

	Year ended December 31
	2019	2018

Cash flows from operating activities
Net loss	$(129,879)	$(583,084)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	17,544	17,484
Stock options expense	16,711	474,886
Changes in operating assets and liabilities:
Prepaid expenses	512	79
Accounts payable	4,418	(2,396)
Accrued expenses	6,515	350
Interest payable	8,000	8,000
Net cash used in operating activities	(76,179)	(84,681)

Cash flows from financing activities
Borrowings on debt with related party	76,000	78,500
Net Cash provided by financing activities	76,000	78,500

Net change in cash and cash equivalents	(179)	(6,181)
Cash and cash equivalents, beginning of period	1,477	7,658
Cash and cash equivalents, end of period	$1,298	$1,477

Supplementary disclosure of non-cash activities:
Dividends on Preferred Series A Stock	10,000	10,000
Common stock issued for intellectual property	85,819	-
Preferred stock converted to common stock	50	-
Supplementary Information
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements

CQENS Technologies Inc.

(Formerly VapAria Corporation)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

CQENS Technologies Inc, formerly VapAria Corporation, (“we”, “CQENS”, the “Company”) was incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc.

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

At closing, we issued the VapAria Solutions Shareholders 5,142,856 shares of our common stock and 500,000 shares of our 10% Series A Convertible Preferred Stock (“Series A Preferred”) in exchange for the common stock and preferred stock owned by the VapAria Solutions Shareholders.

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

On December 26, 2019 our Board determined it was in our best interest to change our corporate name to better reflect our business and operations and so the Company name was changed from VapAria Corporation to CQENS Technologies Inc. Our board of directors and the Majority Stockholders have approved the Name Change to more accurately reflect the current direction of our company and to eliminate potential market confusion as our business focus is not in the area of unregulated vaping. Further, the board determined it would be in our best interests to dissolve the subsidiary entity, VapAria Solutions which had no activity or operations since July 31, 2014 when the April 11, 2014 Share Exchange Agreement and Plan of Reorganization’s conditions of close were satisfied. The dissolution of the subsidiary was effective December 30, 2019.

CQENS Technologies Inc. is a technology company with a proprietary method of heating plant-based consumable formulations that produce an aerosol that lead to the effective and efficient inhalation of the plant’s constituents. This is accomplished at a high temperature but without the accompanying constituents of combustion. Our system of heating is a high temperature, non-combustion system. Our Heat-not-Burn Tobacco Product (HTP) system is a patent-pending method of heating plant-based consumables for inhalation that is superior to other methods of ingestion, smoking, vaping, swallowing or via topical application.

All share and per share information appearing in this report gives pro forma effect to the one for seven (1:7) reverse stock split of our outstanding common stock which became effective on December 26, 2019.

The Company has limited operations and, while our executive officers devote a substantial amount of their time to the Company without cash compensation, as of December 31, 2019, had no employees.

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

If we believe our assets to be impaired, the impairment we will recognize will be the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write down will be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the useful lives of the assets. If a change were to occur in any of the above-mentioned factors or estimates, our reported results could materially change. There was no impairment at December 31, 2019 and December 31, 2018.

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

Intellectual Property - Intellectual property assets primarily represent rights acquired under technology licenses and are generally amortized on a straight-line basis over periods of benefit, ranging up to 17 years. For the fiscal year ended December 31, 2019, the Company amortized $17,544 compared to $17,484 in the previous year, related to the value of its patent portfolio, acquired in 2013, 2016 and 2019 from an affiliate (see Note 5).

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

Stock-based Compensation - The Company accounts for stock-based compensation in accordance with the provision of ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. We granted 250,000 options to the management team in 2019 valued at $16,711 post-split compared with 428,572 options granted to the management team in 2018 which were valued at $474,886.

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

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02 “Leases” which amended current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payment that depend on an index or rate and certain transition adjustments. The Company adopted the new standard on January 1, 2019 using the modified-retrospective method.

The new standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the land easements practical expedients as this is not applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, that the Company does not recognize ROU assets or lease liabilities for leases with terms of 12 months or less. The Company’s existing lease has a term of 12 months and has no renewal option and as such is exempted from ASC 842. In December 2019, the Company entered into a month-to-month lease with the current landlord that became effective January 1, 2020 with a 30-day notice period and has no renewal options and as such is exempted from ASC 842. Consequently, as of the date of implementation on January 1, 2019 the adoption of ASC-842 did not have any impact to the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the literature, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees currently under ASC 718, “Compensation – Stock Compensation”. Board members are the only non-employees that the Company grants to, who are treated as “employees” under ASC 718. The guidance is effective for public companies for fiscal years and interim fiscal periods within those fiscal years, beginning after December 15, 2018. The Company’s adoption of ASU 2018-07 did not have an impact on the Company’s condensed consolidated financial statements.

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

NOTE 4 – INCOME TAXES

We did not provide current of deferred U.S. federal income tax provision or benefit for any of the periods presented because we reported no activity the first two years and have experienced losses in 2019 and 2018. Under ACS 740: Income Taxes”, when it is more likely than not that a tax asset, cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The 2017 Tax Cuts and Jobs Act reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The component of the Company’s deferred tax asset as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Net opening loss carryforward	$483,431	$454,056
Valuation allowance	(483,431)	(454,056)
Net deferred asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2019 or 2018.

The Company’s cumulative net operating loss carryforward as of December 31, 2019 amounted to $2,302,051 and will expire between December 31, 2033 and December 31, 2037. The years going back to 2015 remain open for examination by relevant tax authorities.

NOTE 5 – STOCKHOLDERS’ EQUITY

On December 26, 2019 the Company effected a reverse stock split of our outstanding common stock at the ratio of 1:7. The reverse stock split did not affect any stockholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock split resulted in any stockholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock and options to purchase common stock and per share amounts contained in the financial statements, have been retroactively adjusted to reflect the reverse stock split for all periods presented.

On August 27, 2019 the Company declared and issued 7,143 shares of our common stock to Xten Capital Group Inc., formerly Chong Corporation (“Xten”) as a 2018 dividend on our Series A Preferred. The stock was valued at $1.40 per share.

Comparatively, in December 2018 we declared and issued 7,143 shares of our common stock to Xten as a 2017 dividend on our Series A Preferred with a per share value of $1.40.

On August 27, 2019 the Company converted the 500,000 shares of our Series A preferred to 71,429 shares of our common stock. The Series A Preferred designations, rights and preferences provided that each share of the Series A Preferred becomes convertible into shares of our common stock on a one for one basis on the fifth anniversary of the date of issuance. On December 26, 2019 following the conversion of all outstanding shares into common stock the Company returned the previously designated series of Series A Preferred to the status of undesignated blank check preferred.

On December 31, 2019 the Company entered into an asset purchase agreement with an affiliated entity, Xten, whereby the Company was assigned certain patents and/or patents pending in exchange for 14,000,000 shares of the Company’s common stock valued at $85,819 based on the carrying value of the assets acquired.

As of December 31, 2019 the Company had 24,837,203 shares of common stock issued and outstanding.

Preferred Stock

Under the terms of the Series A Preferred the Company paid the holder a 10% annual dividend in common stock and the preferred becomes convertible to common stock five years from issuance at a conversion rate of one share of the Company’s common stock for each share of the Series A Preferred. The Series A Preferred was not redeemable at the holder’s option, had no voting rights.

On August 27, 2019, the shares of Series A Preferred were automatically converted into shares of our common stock. Following the conversion, there are no shares of Series A Preferred issued and outstanding and we do not have any intention of issuing any additional shares of Series A Preferred. The Certificate of Amendment has returned the Series A Preferred to the status of authorized but undesignated shares of our blank check preferred stock

Stock Options

On November 19, 2019, our board of directors authorized our 2019 Equity Compensation Plan covering 2,000,000 shares of common stock. The 2019 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year during the term of the 2019 Plan, beginning with calendar year 2020, by an amount equal to 15% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, up to a maximum annual increase of 150,000 shares of common stock.

On December 31, 2019 in line with the Company’s 2019 Equity Compensation Plan, 250,000 non-qualified stock options were granted to its management. These options were fully vested upon grant and have an exercise price of $1.00 per share. The fair market value of the options at the grant date was determined to be $16,711 which was expensed immediately. The options were valued using the Black-Scholes option pricing model with the following assumptions: 1) a current stock price per share of $0.15, based on the price of companies with profiles similar to ours; 2) expected term of 2.5 years; 3) computed volatility of 138.12%; and, 4) the risk free rate of return of 2.62%. The exercise period terminates on December 31, 2024.

In 2018, in line with the Company’s 2014 Equity Compensation Plan, 428,574 non-qualified stock options were granted to its management. These options were fully vested upon granting and had an exercise price of $1.40 per share. The fair market value of the options at the grant date was determined to be $474,886 which was expensed immediately. The options were valued using the Black-Scholes option pricing model with the following assumptions: 1) a current stock price per share of $1.40, based on the price of companies with profiles similar to ours; 2) expected terms ranging from 2.5 – 5 years; 3) computed volatility of 156.57 – 156.73%; and, 4) the risk free rate of return of 2.62%. The exercise period terminates on December 19, 2023.

As of December 31, 2019, the Company has 1,535,722 outstanding and exercisable options at a weighted average exercise price of $3.00 and a weighted average remaining term of 4.02 years and an intrinsic value of zero.

NOTE 6 – RELATED PARTY TRANSACTIONS

In 2019 the Company borrowed $76,000 from Xten, a common control entity. The balance outstanding at December 31, 2019 is $703,044. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong. The current lease expired at the end of 2019. Annual rent was $9,300 for each of the years ended December 31, 2019 and 2018. As of December 31, 2019, $8,525 is due to 5550 Nicollet LLC.

In December 2019 we entered into a month-to-month lease agreement that begins January 1, 2020 with 5550 Nicollet LLC with a monthly rental rate of $775.

See other related party transactions in Note 9 – Commitment and Contingencies.

NOTE 7 – NOTE PAYABLE

As of December 31, 2019, the Company has a note payable in the amount of $50,000 due to an individual. The note was issued on May 30, 2013 and bears eight per cent (8%) annual interest. The note was amended with an August 31, 2019 due date whereupon the maturity date of the principal and accrued interest on the note was further extended to December 31, 2019.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair market value with a new effective interest rate.

NOTE 8 – CONVERTIBLE NOTE

The Company assumed an unsecured convertible note for $40,000 that was issued on July 14, 2014 as part of the acquisition of VapAria Solutions. Following amendment to the date of maturity, the note matures on August 31, 2019 and continues to bear interest at 10% per annum. The note is convertible into shares of our common stock at $0.56 per share. The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The note was originally due on September 1, 2014. The Company entered into a note amendment on September 1, 2014 and the due date was extended on numerous occasions and on August 7, 2019 was extended to December 31, 2019. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Relating to the December 2013 License Agreement with Xten a common control entity, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015 the Company is required to pay to Xten, a common control entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The December 31, 2013 License Agreement with Xten also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the fiscal years ended December 31, 2019 and 2018. Xten did not report that it incurred any costs associated with this December 2013 License Agreement.

NOTE 10 – SUBSEQUENT EVENTS

On January 29, 2020 we sold 248,448 shares of our common stock for $1,200,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On December 31, 2019 the Convertible Note that was assumed on July 14, 2014 as part of the acquisition of VapAria Solutions expired and on February 10, 2020 we fully satisfied any and all obligations of the convertible note through repayment of the principal and accrued interest totaling to $62,323.

On March 6, 2020, the holder of the $50,000 note that was entered into on May 30, 2013 agreed to convert the principal and accrued, unpaid interest totaling $76,917 into shares of CQENS common stock at $5.00 per share. A total of 15,384 shares were issued.

In the first quarter of 2020 the effects of the COVID-19 pandemic began to be felt. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products.  We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies.  We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China.  The worldwide pandemic caused by COVID-19 could cause these opportunities to be delayed or significantly limited in their scope should the pandemic continue and /or be prolonged into 2021. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market.  The adverse impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

