Form 10-Q
period 2020-03-31
CQENS Technologies Inc.
filed 2020-05-15
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 25,123,458 shares of common stock are issued and outstanding as of May 4, 2020.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our history of losses, lack of revenues and insufficient working capital;

●	our ability to continue as a going concern;

●	the impact of COVID-19 on our company;

●	our ability to raise capital to fund our business plan, pay our operating expense and satisfy our obligations;

●	our limited operating history and lack of developed, proven or launched products;

●	conflicts of interest facing certain of our officers and directors;

●	future reliance on third parties to formulate and manufacturer our products;

●	our future ability to comply with government regulations;

●	our lack of experience in selling, marketing or distributing products;

●	our future ability to establish and maintain strategic partnerships;

●	our possible future dependence on licensing or collaboration agreements;

●	the inability of Xten Capital Group Inc., formerly Chong Corporation, to protect the intellectual property which is licensed to us, and risks of possible third-party infringement of intellectual property rights;

●	the lack of a public market for our common stock; and

●	anti-takeover provisions of Delaware law.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, Part 1. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed on April 10, 2020 (the “2019 10-K”) and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refers to CQENS Technologies Inc., a Delaware corporation formerly known as VapAria Corporation and, where applicable, VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”), a wholly owned subsidiary of CQENS. In 2019 we dissolved VapAria Solutions which had no separate operations, assets or liabilities. In addition, “first quarter 2020” refers to the three months ended March 31, 2020, “first quarter 2019” refers to the three months ended March 31, 2019, “2019” refers to the year ended December 31, 2019, and “2020” refers to the year ending December 31, 2020. The information which appears on our web site at www.cqens.com is not part of this report.

All share and per share information appearing in this report gives pro forma effect to the one for seven (1:7) reverse stock split of our outstanding common stock on December 26, 2019.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CQENS Technologies Inc.

Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,007,326	$1,298
Prepaid expenses	3,385	1,553
Total Current Assets	1,010,711	2,851
Intellectual property, net	285,907	290,346

TOTAL ASSETS	$1,296,618	$293,197

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$119,892	$10,722
Compensation payable	25,000	-
Accrued expenses	7,931	6,865
Interest payable	-	48,232
Note payable	-	50,000
Convertible note	-	40,000
Loan from related party	705,544	703,044
Total Current Liabilities	858,367	858,863

TOTAL LIABILITIES	858,367	858,863

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 25,101,035 shares issued and outstanding at March 31, 2020 and 24,837,203 issued and outstanding at December 31, 2019	2,510	2,484
Additional paid-in capital	3,010,791	1,733,900
Accumulated deficit	(2,575,050)	(2,302,050)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	438,251	(565,666)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$1,296,618	$293,197

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2020	2019
Operating Expenses
General and administrative	$109,547	$7,077
Research and development	130,456	-
Professional fees	29,139	19,657
Total Operating Expenses	269,142	26,734
Total Operating Loss	(269,142)	(26,734)
Other Expense	(3,858)	(2,423)
Net Loss	$(273,000)	$(29,157)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	25,013,601	10,758,631

See accompanying notes to unaudited financial statements

CQENS Technologies Inc

Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended March 31, 2020 and 2019

(Unaudited)

	Series A
	Preferred Stock		Common Stock		Additional	Accumulated
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Equity (Deficit)	Total
Balance, December 31, 2019	0	$-	24,837,203	2,484	1,733,900	(2,302,050)	$(565,666)

Common stock issued for cash	-	-	248,448	25	1,199,975	-	$1,200,000

Common stock issued for note payable	-	-	15,384	1	76,916	-	$76,917

Net loss	-	-		-	-	(273,000)	$(273,000)

Balance, March 31, 2020	0	$-	25,101,035	$2,510	$3,010,791	$(2,575,050)	$438,251

	Series A
	Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	500,000	$50	10,758,631	1,076	1,622,728	(2,162,171)	$(538,317)

Net loss						(29,157)	$(29,157)

Balance, March 31, 2019	500,000	$50	10,758,631	$1,076	$1,622,728	$(2,191,328)	$(567,474)

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities
Net loss	$(273,000)	$(29,157)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	5,454	4,371
Changes in operating assets and liabilities:
Prepaid expenses	(1,832)	(1,238)
Accounts payable	109,170	2,471
Accrued expenses	1,625	6,060
Compensation payable	25,000	-
Interest payable	(21,874)	1,973
Net cash used in operating activities	(155,457)	(15,520)

Cash flows from investing activities
Additions to intellectual property	(1,015)	-
Net cash flows from investing activities	(1,015)	-

Cash flows from financing activities
Proceeds from issuance of common stock	1,200,000
Borrowing on debt with related party	2,500	14,500
Repayment of convertible note	(40,000)	-
Net cash provided by financing activities	1,162,500	14,500

Net change in cash and cash equivalents	1,006,028	(1,020)
Cash and cash equivalents, beginning of period	1,298	1,477
Cash and cash equivalents, end of period	$1,007,326	$457

Supplementary Information
Interest paid	$49,240	-
Income taxes paid	-	-

Supplementary disclosure of non-cash activities:
Common stock issued from conversion of note payable	$50,000	$-
Common Stock issued from conversion of interest payable on note	$26,917	$-

See accompanying notes to unaudited financial statements

CQENS Technologies, Inc.

(Formerly VapAria Corporation)

Notes to Unaudited Financial Statements

March 31, 2020

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

CQENS Technologies, Inc., formerly VapAria Corporation (“we”, “our”, “CQENS”, the “Company”) was incorporated under the laws of the State of Delaware on December 21, 2009 originally under the name OICco Acquisition IV, Inc.

CQENS Technologies, Inc. is a technology company with a proprietary method of heating plant-based consumable formulations that produce an aerosol that lead to the effective and efficient inhalation of the plant’s constituents. This is accomplished at a high temperature but without the accompanying constituents of combustion. Our system of heating is a high temperature, non-combustion system. Our Heat-not-Burn Tobacco Product (HTP) system is a patent-pending method of heating plant-based consumables for inhalation that is superior to other methods of ingestion, smoking, vaping, swallowing or via topical application.

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

The Company has limited operations and, while our executive officers devote a substantial amount of their time to the Company, with limited cash compensation, as of March 31, 2020, had no employees.

The Company has a fiscal year end of December 31.

Basis of Presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2020 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2019 audited financial statements. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

Reclassifications – Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements – Management has evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our financial statements and related disclosures.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, and although has cash in excess of one million dollars, with renewed research and development efforts and with no source of revenue sufficient to cover its operations costs over the next 12 months these may not allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

On January 29, 2020 we sold 248,448 shares of our common stock for $1,200,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On March 6, 2020, the holder of the $50,000 note that was entered into on May 30, 2013 agreed to convert the principal and accrued unpaid interest totaling $76,917 into shares of CQENS common stock at $5.00 per share. A total of 15,384 shares were issued as satisfaction of this note.

NOTE 4 – RELATED PARTY TRANSACTIONS

In the first quarter of 2020 the Company borrowed an additional $2,500 from Xten, a common control entity. The balance outstanding at March 31, 2020 due Xten is $705,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong. In December 2019 we entered into a month-to-month lease that began January 1, 2020 with a monthly rental rate of $775. As of March 31, 2020, $7,750 is due to 5550 Nicollet LLC.

In the first quarter of 2020, pursuant to a verbal agreement, Xten provided research and development related expertise and services specific to the HNB technologies, devices and intellectual property. Xten billed the Company $130,456 in the first quarter of 2020. As of March 31, 2020, we owe Xten $112,142 for these services.

NOTE 5 – NOTE PAYABLE

As of March 31, 2020, the Company no longer has the $50,000 note payable that was originally issued May 30, 2013. On March 6, 2020, this note and accrued unpaid interest, upon agreement by the noteholder, were fully satisfied through the conversion of the principal and accrued interest totaling $76,917 into 15,384 common shares or our stock at a rate of $5.00 per share. No gain or loss was recognized from the conversion of the note to the Company's stock.

NOTE 6 – CONVERTIBLE NOTE

As of March 31, 2020, the Company no longer has the $40,000 convertible note that was originally issued July 14, 2014 as part of the acquisition of VapAria Solutions. This convertible note matured on December 31, 2019 and on February 10, 2020 we fully satisfied any and all obligations of the convertible note through repayment of the principal and accrued interest of $62,323.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Relating to the December 2013 License Agreement with Xten, a common control entity, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015, the Company is required to pay to Chong Corporation, a related entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The December 31, 2013 License Agreement with Xten also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the three months ended March 31, 2020 and 2019 Xten did not report that it incurred any costs associated with this December 2013 License Agreement.

NOTE 8 – SUBSEQUENT EVENTS

On April 13, 2020 we entered into a consulting engagement memorandum with an unrelated third party pursuant to which we engaged this party to identify key Asian resources for our company. As compensation for the services we issued this individual 12,423 shares of our common stock valued at $62,115. The recipient was a non-U.S. person and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

On April 16, 2020 we entered into a consulting engagement memorandum and agreement with an unrelated third party and engaged this individual to provide certain services to us in connection with the further development of certain of our patents. As compensation, upon execution, we issued this individual 10,000 shares of our common stock valued at $50,000 and are obligated to issue him an additional 10,000 shares at such time as additional patents are issued. The recipient was a non-U.S. person and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

On April 27, 2020 we were informed that the United States Patent and Trademark Office (USPTO) has issued a Notice of Allowability in connection with our Heat-not-Burn Device and Method patent application, filed June 28, 2018. A notice of allowance means that the prosecution of the merits is now closed and a United States Letters Patent will issue on or before July 22, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2020 and 2019 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2019, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

On December 31, 2019 we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Xten pursuant to which we acquired the following assets (the “Assets”):

●	the assignment of all patent applications and patent related documents and materials currently assigned to or owned or held by Xten in the field of heated tobacco/heat not burn (HNB) methods and embodiments developed by Xten (the “CQENS System”), consisting of the following:
●	the provisional patent application filed by Xten on January 3, 2018, the non-provisional patent application filed by Xten on June 28, 2018 and the Patent Cooperation Treaty (PCT) application filed by Xten on January 3, 2019;
●	all documents and files related to device and tobacco consumable development;
●	all versions of prototyped embodiments, consisting of both device and tobacco consumable embodiments; and
●	all files, correspondence, communication, data and test results related to the toxicology testing undertaken by Xten related to the CQENS System
●	exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for device patents assigned to Xten, U.S. Patent No. 9,770,564 and U.S. Patent No. 9,913,950; and
●	exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for international device patents and patent applications assigned to Xten, including those issued in the People’s Republic of China, the European Union, Japan and Hong Kong, and those pending in Germany, France, Brazil, Canada and Korea, and divisional patents pending in the European Union and Japan.

The purchase price of the Assets was:

●	14,000,000 shares of our common stock;
●	modification of the License Agreement dated January 28, 2016 by and between our company and Xten pursuant to which we were granted an exclusive license for the U.S. Patent App No. 14/629/279, subsequently granted U.S. Patent No. 9,283,180, limiting our rights under this License Agreement to the fields and applications of tobacco, hemp-CBD, cannabis, nicotine, reduced tobacco risk and smoking cessation; and
●	modification of the License Agreement dated January 28, 2016 by and between our company and Xten pursuant to which we were granted an exclusive license for the U.S. Patent App No. 13/453,939, subsequently granted U.S. Patent No. 9,399,110, limiting our rights under this License Agreement to the fields and applications of tobacco, nicotine, hemp-CBD, cannabis, reduced tobacco risk and smoking cessation.

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

We raised $1,200,000 in capital in the first quarter of 2020 through the sale of our common stock to a non-U.S. Person in a private transaction. We may seek to raise additional capital through future public or private debt or equity offerings of our securities, although we do not have any commitments from any third parties to provide any capital to us. While we believe that the exclusive rights to the proprietary technology on which our business is predicated could provide us with a significant competitive advantage if we can bring one or more products to market, our ability to accomplish that in the near term is dependent on a successful prototype and positive pre-clinical assessments of the prototype. Given the current lack of a public market for our common stock, our status as a pre-clinical stage company and the difficulties small companies experience in accessing the capital markets, we expect to encounter difficulties in pursuing public or private capital raises. We may also seek to minimize our capital needs by securing partnerships or joint ventures with well capitalized companies in the pharmaceutical or OTC consumer products industries. Until such time as we are able to raise all or a portion of the necessary capital, our ability to continue to implement our business plan will be in jeopardy.

Going concern

For the first quarter of 2020 we reported a net loss of $273,000 and net cash used in operations of $155,457 compared to a net loss of $29,157 and net cash used in operations of $15,520 for the first quarter of 2019. At March 31, 2020, we had cash on hand of $1,007,326 and an accumulated deficit of $2,575,050. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, despite the cash and cash equivalent amount on hand at the end of this quarter, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in either the first quarter of 2020 or the first quarter of 2019. Our total operating expenses for the first quarter of 2020 increased 907% over those reported in the first quarter of 2019. In addition, during the first quarter of 2020 our Board awarded a onetime cash bonus of $25,000 each to our management who presently serve without compensation. At March 31, 2020 of the total of $100,000 cash bonus, an aggregate of $75,000 has been paid and the balance has been accrued. We have agreed to pay these remaining amounts upon the request of the recipients.

Research and development expenses in the first quarter of 2020 were $130,456 as we work on variant prototypes comparatively, we had no research and development expenses in this same period in 2019. Professional fees increased 48% in the first quarter of 2020 compared to the first quarter of 2019 which is attributable to consulting service fees and increased legal costs.

We expect that our operating expenses will increase as we continue to develop our business and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in research and development, general overhead, salaries for personnel and technical resources, as well as increased costs associated with our SEC reporting obligations. However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2020, we had $1,007,326 in cash and cash equivalents and a working capital surplus of $152,344 as compared to $1,298 in cash and cash equivalents and a working capital deficit of $856,012 at December 31, 2019. Our current liabilities decreased $496 from December 31, 2019, reflecting the retirement of debt and associated interest payable despite a significant increase in our accounts payable and the compensation payable. Our source of operating capital in the first quarter of 2020 came from the sale of 248,448 shares of our commons stock raising $1,200,000 in capital along with additional borrowing from a related party of $2,500 compared to the same period in 2019 where our sole source of operating capital came from additional borrowings from a related party which loaned us an additional $14,500.

The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable. As the company is not generating revenues, continued activities and expenditures to bring product(s) to market as soon as we are able is important. Management believes the currently available funding will be insufficient to finance the Company’s operations for a year from the date of these financial statements and to satisfy our obligations as they become due.

In February 2020, the $40,000, principal amount, convertible note was fully satisfied through the repayment of both the principal and accrued unpaid interest totaling $62,323. In March 2020, the $50,000, principal amount, note payable was fully satisfied when both the principal and accrued unpaid interest totaling $76,917 were converted into 15,384 shares of our common stock at $5.00 per share. We owe a related party $705,544 which is due on demand.

While we raised $1,200,000 from the sale of our securities during the first quarter of 2020, we still will need to raise $1,000,000 to $2,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $155,457 of cash in our operating activities in the first quarter of 2020 compared to $15,520 used by our operating activities in the first quarter of 2019, an increase of 902%

Net Cash Provided by (Used in) Investing Activities

In the first quarter of 2020 there was $1,105 of net cash used in investing activities for additional trademark costs. In the same period in 2019 there was no net cash provided by (used in) investing activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first quarter of 2020 consisted of $1,200,000 raised from the sale of 248,448 shares of our common stock, repayment and satisfaction in full of the convertible note of $40,000 and additional borrowing of $2,500 from Xten, a common control entity compared to $14,500 of additional borrowings in the first quarter of 2019 from Xten.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2019 appearing in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 10, 2020.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of continuing material weakness in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the year ended December 31, 2019. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources during 2020 in an effort to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risk factors in Part I, Item 1A in our 2019 10-K and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 6, 2020, we issued 15,384 shares of our common stock in at a conversion price of $5.00 per share to a noteholder upon the conversion of a $50,000 principal amount note and the accrued unpaid interest due thereunder. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information on our company. The issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 3(a)(9) of that act.

On April 13, 2020 we entered into a consulting engagement memorandum with an unrelated third party pursuant to which we engaged this party to identify key Asian resources for our company. As compensation for the services we issued this individual 12,423 shares of our common stock valued at $62,115. The recipient was a non-U.S. person and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

On April 16, 2020 we entered into a consulting engagement memorandum and agreement with an unrelated third party and engaged this individual to provide certain services to us in connection with the further development of certain of our patents. As compensation, upon execution, we issued this individual 10,000 shares of our common stock valued at $50,000 and are obligated to issue him an additional 10,000 shares at such time as additional patents are issued. The recipient was a non-U.S. person and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.	Other Information.

None

Item 6.	Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/18/19	3.5
3.5	Bylaws	S-1	3/29/10	3(b)
10.1	Asset Purchase Agreement dated December 31, 2019 by and between CQENS Technologies Inc. and Chong Corporation	8-K	1/2/20	10.1
10.2	Form of Stock Purchase Agreement	8-K	1/31/20	10.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CQENS Technologies Inc.

May 15, 2020	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

May 15, 2020	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

