Form 10-Q
period 2020-06-30
CQENS Technologies Inc.
filed 2020-08-14
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 25,369,113 shares of common stock are issued and outstanding as of August 14, 2020.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our history of losses, lack of revenues and insufficient working capital;

●	our ability to continue as a going concern;

●	the possible impact of COVID-19 on our company;

●	our ability to raise capital to fund our business plan, pay our operating expense and satisfy our obligations;

●	our limited operating history and lack of developed, proven or launched products;

●	the lack of operating history of Leap Technology LLC (“Leap Technology”) and the risks it will face as a new business venture;

●	conflicts of interest facing certain of our officers and directors;

●	future reliance on third parties to formulate and manufacturer our products;

●	our future ability to comply with government regulations;

●	our lack of experience in selling, marketing or distributing products;

●	our future ability to establish and maintain strategic partnerships;

●	our possible future dependence on licensing or collaboration agreements;

●	the inability of Xten Capital Group Inc., formerly Chong Corporation (“Xten”), to protect the intellectual property which is licensed to us, and risks of possible third-party infringement of intellectual property rights;

●	the lack of a public market for our common stock; and

●	anti-takeover provisions of Delaware law.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refers to CQENS Technologies Inc., a Delaware corporation formerly known as VapAria Corporation and, where applicable, VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”), a wholly owned subsidiary of CQENS. In 2019 we dissolved VapAria Solutions which had no separate operations, assets or liabilities. In addition, “second quarter 2020” refers to the three months ended June 30, 2020, “second quarter 2019” refers to the three months ended June 30, 2019, “2019” refers to the year ended December 31, 2019, and “2020” refers to the year ending December 31, 2020. The information which appears on our web site at www.cqens.com is not part of this report.

All share and per share information appearing in this report gives pro forma effect to the one for seven (1:7) reverse stock split of our outstanding common stock on December 26, 2019.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

CQENS Technologies Inc.

Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,687,887	$1,298
Prepaid expenses	57,464	1,553
Total Current Assets	1,745,351	2,851
Intellectual property, net	320,790	290,346
TOTAL ASSETS	$2,066,141	$293,197
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$60,857	$10,722
Credit card payable	508	-
Accrued expenses	98,137	6,865
Interest payable	-	48,232
Note payable	-	50,000
Convertible note	-	40,000
Loan from related party	455,544	703,044
Total Current Liabilities	615,046	858,863
TOTAL LIABILITIES	615,046	858,863
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 25,371,908 shares issued and outstanding at June 30, 2020 and 24,837,203 issued and outstanding at December 31, 2019	2,537	2,484
Additional paid-in capital	4,322,879	1,733,900
Accumulated deficit	(2,874,321)	(2,302,050)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,451,095	(565,666)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,066,141	$293,197

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating Expenses
General and administrative	$7,005	$6,936	$116,551	$14,013
Research and development - related party	139,790	-	270,246	-
Professional fees	152,476	11,361	181,616	31,018
Total Operating Expenses	299,271	18,297	568,413	45,031
Other (Expense)		(1,994)	(3,858)	(4,417)
Net Loss	$(299,271)	$(20,291)	$(572,271)	$(49,448)

Basic and diluted loss per common share	(0.01)	(0.00)	(0.02)	(0.00)
Basic and diluted weighted average shares outstanding	25,196,481	10,758,631	25,105,040	10,758,631

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2020 and 2019

(Unaudited)

	Series A
	Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, March 31, 2020	0	$-	25,101,035	$2,510	$3,010,791	$(2,575,050)	$438,251

Common stock issued for cash	-	-	248,450	25	1,199,975	-	$1,200,000

Common stock issued for consulting services	-	-	22,423	2	112,113	-	$112,115

Net Loss	-	-	-	-	-	(299,271)	$(299,271)

Balance, June 30, 2020	0	$-	25,371,908	$2,537	$4,322,879	$(2,874,321)	$1,451,095

	Series A
	Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	0	$-	24,837,203	$2,484	$1,733,900	$(2,302,050)	$(565,666)

Common stock issued for cash	-	-	496,898	50	2,399,950	-	$2,400,000

Common stock issued for note payable	-	-	15,384	1	76,916	-	$76,917

Common stock issued for consulting services	-	-	22,423	2	112,113	-	$112,115

Net Loss	-	-	-	-	-	(572,271)	$(572,271)

Balance, June 30, 2020	0	$-	25,371,908	$2,537	$4,322,879	$(2,874,321)	$1,451,095

	Series A
	Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, March 31, 2019	500,000	$50	10,758,631	$1,076	$1,622,728	$(2,191,328)	$(567,474)

Net Loss	-	-	-	-	-	(20,291)	$(20,291)

Balance, June 30, 2019	500,000	$50	10,758,631	$1,076	$1,622,728	$(2,211,619)	$(587,765)

	Series A
	Preferred Stock		Common Stock		Additional
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	500,000	$50	10,758,631	$1,076	$1,622,728	$(2,162,171)	$(538,317)

Net Loss	-	-	-	-	-	(49,448)	$(49,448)

Balance, June 30, 2019	500,000	$50	10,758,631	$1,076	$1,622,728	$(2,211,619)	$(587,765)

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(572,271)	$(49,448)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	9,472	8,742
Common stock issued for consulting services	112,115	-
Changes in operating assets and liabilities:
Prepaid expenses	(55,911)	(2,400)
Accounts payable	50,135	3,254
Credit card payable	508	-
Accrued expenses	91,831	-
Interest payable	(21,874)	3,967
Net cash used in operating activities	(385,995)	(35,885)

Cash flows from investing activities
Additions to intellectual property	(39,916)	-
Net cash flows used in investing activities	(39,916)	-

Cash flows from financing activities
Proceeds from issuance of common stock	2,400,000	-
Borrowing on debt with related party	2,500	37,000
Repayment of related party debt	(250,000)	-
Repayment of convertible note	(40,000)	-
Net cash provided by financing activities	2,112,500	37,000

Net change in cash and cash equivalents	1,686,589	1,115
Cash and cash equivalents, beginning of period	1,298	1,477
Cash and cash equivalents, end of period	$1,687,887	$2,592

Supplementary Information
Interest paid	$22,323	$-
Income taxes paid	-	-

Supplementary disclosure of non-cash activities:
Common stock issued from conversion of note payable and accrued interest	$76,917	$-

See accompanying notes to unaudited financial statements

CQENS Technologies, Inc.

(Formerly VapAria Corporation)

Notes to Unaudited Financial Statements

June 30, 2020

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

CQENS Technologies, Inc., formerly known as VapAria Corporation (“CQENS”, “us”, “we,” “our” or the “Company”), was incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc.

The Company is a technology company with a proprietary method of heating plant-based consumable formulations that produce an aerosol that lead to the effective and efficient inhalation of the plant’s constituents. This is accomplished at a high temperature but without the accompanying constituents of combustion. Our system of heating is a high temperature, non-combustion system. Our Heat-not-Burn Tobacco Product (HTP) system is a patent-pending method of heating plant-based consumables for inhalation that is superior to other methods of ingestion, smoking, vaping, swallowing or via topical application.

In the first half of 2020 the effects of the COVID-19 pandemic began to be felt. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will adversely impact the Company in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 could cause these opportunities to be delayed or significantly limited in their scope should the pandemic continue and /or be prolonged into 2021. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The adverse impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

The Company has limited operations and, while our executive officers devote a substantial amount of their time to the Company, with limited cash compensation, as of June 30, 2020, had no employees.

The Company has a fiscal year end of December 31.

Basis of Presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2020 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2019 audited financial statements. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

Reclassifications – Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements – Management has evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have significant impact on our financial statements and related disclosures.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, and although has cash in excess of one million dollars, with renewed research and development efforts and with no source of revenue sufficient to cover its operations costs over the next 12 months, the anticipated expenses and lack of current revenues may not allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

On January 29, 2020 we sold 248,448 shares of our common stock for $1,200,000 to a non-U.S. person in a private transaction in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Regulation S promulgated thereunder. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On March 6, 2020, the holder of the $50,000 note that was entered into on May 30, 2013 agreed to convert the principal and accrued unpaid interest totaling $76,917 into shares of CQENS’ common stock at $5.00 per share. A total of 15,384 shares were issued as satisfaction of this note. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9) of such act.

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

On June 1, 2020 we sold a total of 82,818 shares of our common stock for $400,000 to six non-U.S. persons in private transactions. We did not pay a commission or finder’s fee and are using proceeds for working capital. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

On June 4, 2020 we sold 165,632 shares of our common stock for $800,000 to a non-U.S. person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital and reducing debt. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

NOTE 4 – RELATED PARTY TRANSACTIONS

Early in the first half of 2020 the Company borrowed an additional $2,500 from Xten Capital Group Inc. (“Xten”), a common control entity. On June 24, 2020 the Company paid $250,000 to reduce the debt to Xten. The balance outstanding at June 30, 2020 due Xten is $455,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong. In December 2019 we entered into a month-to-month lease that began January 1, 2020 with a monthly rental rate of $775. We have rented the space continuously through the first six months of 2020. As of June 30, 2020, there is no outstanding balance for rent due to 5550 Nicollet LLC.

In the first half of 2020, pursuant to a verbal agreement, Xten provided research and development related expertise and services specific to HNB technologies, devices and intellectual property. Xten billed the Company $270,246 in research and development costs resulting from these activities during the first half of 2020. As of June 30, 2020, we have an accounts payable amount owing to Xten of $59,301 for these services.

NOTE 5 – NOTE PAYABLE

On May 20, 2013 the Company issued a $50,000 note to an unrelated third party. On March 6, 2020, this note and accrued unpaid interest, upon agreement by the noteholder, were fully satisfied through the conversion of the principal and accrued interest totaling $76,917 into 15,384 common shares of our stock at a rate of $5.00 per share. No gain or loss was recognized from the conversion of this note to the Company’s common stock.

NOTE 6 – CONVERTIBLE NOTE

On July 14, 2014 the Company issued a $40,000 convertible note to an unrelated third party that was originally issued July 14, 2014 as part of the acquisition of VapAria Solutions. This convertible note matured on December 31, 2019. In February 10, 2020 we fully satisfied any and all obligations of the convertible note through repayment of the principal and accrued interest of $62,323.

NOTE 7 – COMMITMENT AND CONTINGENCIES

Relating to the December 2013 License Agreement with Xten, a common control entity, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015, the Company is required to pay to Xten, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The December 31, 2013 License Agreement with Xten also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the six months ended June 30, 2020 the Company paid $2,338 in legal fees versus the first six months of 2019 where Xten did not report that it incurred any costs associated with this December 2013 License Agreement.

Note 8 – SUBSEQUENT EVENTS

On June 17, 2020 the Company entered into a Stock Purchase Agreement with an unrelated stockholder pursuant to which it agreed to repurchase 21,430 shares of its common stock from the stockholder for $2,500. The Stock Purchase Agreement contained customary terms, including cross general releases. On August 10, 2020 the transaction closed. Following the closing of the transaction, the shares have been cancelled and returned to the status of authorized but unissued shares of common stock.

On July 17, 2020 we entered into a consulting engagement memorandum with an unrelated third party for the consultant’s guidance and expertise in identifying business opportunities, partners and other skilled consultants in the People’s Republic of China and/or other territories of Asia. As compensation for the services we issued this individual 12,423 shares of our common stock valued at $60,003. The recipient was a non-U.S. person and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

On July 17, 2020 we entered into a consulting engagement memorandum with an unrelated third party for the consultant’s guidance and expertise in identifying potential financiers, partners and other skilled consultants in the People’s Republic of China and/or other territories of Asia. As compensation for the services we issued this individual 6,212 shares of our common stock valued at $30,004. The recipient was a non-U.S. person and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

On July 29, 2020 we entered into an Amended and Restated Operating Agreement (the “Operating Agreement”) of Leap Technology LLC (“Leap Technology”) with Zong Group Holdings LLC (“Zong”) and Leap Management LLC (“LM”). Under the terms of the Operating Agreement and the related Contribution Agreement dated July 24, 2020 (the “Contribution Agreement”), the Company acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free license (the “License Agreement”) for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending and patents related to our heated tobacco product technology. It is expected that Leap Technology will form additional business entities to commercialize our propriety technology in those Asia Pacific countries which include China, India, Indonesia, Vietnam, the Philippines, Thailand, Malaysia, Singapore and Hong Kong. The goal of the joint venture is the market development of the Company’s intellectual property in the Asia Pacific region together with other initiatives and the formation business relationships with tobacco companies who operate in the Asia Pacific region.

Effective August 1, 2020 the Board of Directors approved annual salaries for its: (1) CEO, Alexander Chong, of $98,400 per annum; (2) COO, William Bartkowski, of $81,600 per annum; and (3) CFO, Daniel Markes, of $90,000 per annum.  To date the Company has not entered into any written employment agreements with the officers. These officers also received a biweekly cash payment consistent with their respective annual salary on July 15, 2020 and July 31, 2020 for services provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2019, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Impact of COVID-19 on the Company

In the first half of 2020 the effects of the COVID-19 pandemic began to be felt. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 could cause these opportunities to be delayed or significantly limited in their scope should the pandemic continue and /or be prolonged into 2021. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The adverse impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

Overview and plan of operations

We are a technology company involved in the development of proprietary and patentable methods for heating plant-based consumable formulations leading to the production of aerosols for safe, effective and efficient inhalation of plant constituents. The technology, often called Heat Not Burn (“HNB”) accomplishes this by heating tobacco to produce an aerosol, but without the accompanying constituents of combustion. Our technology differs from other such technologies currently on the market because the CQENS System is a high-temperature, non-combustion system, unlike the low-temp, non-combustion systems available today. Current applications of the technology include tobacco, hemp-CBD and cannabis where non-combusting methods of preparation for inhalation are believed to be safer and more effective.

As previously disclosed, on December 31, 2019, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Xten, a related party, pursuant to which we acquired certain intellectual property and other assets. Following the closing of the Asset Purchase Agreement, our business and operations are now focused on commercializing the CQENS System, a patent-pending method of inductively heating tobacco and other substances and ingredients that support reduced risk as a reduced risk product (RRP), given that the technology prevents combustion and prevents consumers from inhaling the dangerous byproducts of combustion. We believe that HNB technologies will be of great interest to the international tobacco industry and the growing hemp-CBD cannabis industries. HNBs represent the latest in tobacco and inhalable technologies, and likely to supplant the electronic vapor system (EVS) technologies including e-cigarettes and electronic nicotine delivery systems. We believe HNBs, if properly designed, will avoid many of the issues that have proved troublesome for EVS’ including thermal decomposition, heating irregularities and the formation and presence of high levels of acrolein and formaldehyde. In the fall of 2019 Philip Morris International introduced its HNB product to U.S. markets. This product, which was sold in more than 40 countries before entering U.S. markets, like other HNB technologies, is a device that heats a tobacco stick, rather than burning it, and testing supports claims that the product can potentially reduce the number of noxious chemicals found in cigarette smoke by 95%.

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

On July 24, 2020, we entered into the Operating Agreement of Leap Technology with Zong and LM. Under the terms of the Operating Agreement and the related Contribution Agreement, the Company acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free License Agreement for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending and patents related to our heated tobacco product technology. It is expected that Leap Technology will form additional business entities to commercialize our propriety technology in those Asia Pacific countries which include China, India, Indonesia, Vietnam, the Philippines, Thailand, Malaysia, Singapore and Hong Kong. The goal of the joint venture is the market development of the Company’s intellectual property in the Asia Pacific region together with other initiatives and the formation business relationships with tobacco companies who operate in the Asia Pacific region.

Under the terms of the Operating Agreement, there will be five managers of the Leap Technology, three of whom will be designated by the Company and two of whom will be designated by Zong. Zong and LM have jointly agreed to raise equity to fund the operations of the expected additional business entities to be formed by Leap Technology as well as using their best efforts to assist the Company in raising capital. In the event Zong and LM jointly fail to undertake their best efforts, as evidenced by failure to fulfill most of their financial obligations under the Operating Agreement, the Company may exercise a right to repurchase from Leap Technology the CQENS IP (as defined under the Operating Agreement) contributed under the Contribution Agreement for a nominal cash amount.

In addition to the Leap Technology agreement, which anticipates an Asian market launch for certain embodiments of our technology, we also expect to make progress in launching product embodiments in the EU and in preparing to submit certain product embodiments to the US FDA in order to secure a Premarket Tobacco Product Authorization (“PMTA”). Due to the development of our business plan and operations, we have determined that accelerated research, product development and global launch objectives requires increased time and involvement from our executive officers. These executive officers have agreed to take on their responsibilities with the Company on a full-time basis for cash compensation. Effective August 1, 2020 the Board of Directors approved annual salaries for its: (1) CEO, Alexander Chong, of $98,400 per annum; (2) COO, William Bartkowski, of $81,600 per annum; and (3) CFO, Daniel Markes, of $90,000 per annum.  To date we have not entered into any written employment agreements with the officers. These officers also received a biweekly cash payment consistent with their respective annual salary on July 15, 2020 and July 31, 2020 for services provided.

We raised $2,400,000 in capital in the first half of 2020 through the sale of our common stock to non-U.S. Persons in private transactions. We may seek to raise additional capital through future public or private debt or equity offerings of our securities, although we do not have any commitments from any third parties to provide any capital to us. While we believe that the exclusive rights to the proprietary technology on which our business is predicated could provide us with a significant competitive advantage if we can bring one or more products to market, our ability to accomplish that in the near term is dependent on a successful prototype and positive pre-clinical assessments of the prototype. Given the current lack of a public market for our common stock, our status as a pre-clinical stage company and the difficulties small companies experience in accessing the capital markets, we expect to encounter difficulties in pursuing public or private capital raises. We may also seek to minimize our capital needs by securing partnerships or joint ventures with well capitalized companies in the pharmaceutical or OTC consumer products industries. Until such time as we are able to raise all or a portion of the necessary capital, our ability to continue to implement our business plan will be in jeopardy.

Going concern

For the first six months of 2020 we reported a net loss of $572,271 and net cash used in operations of $385,995 compared to a net loss of $49,448 and net cash used in operations of $35,885 for the first six months of 2019. At June 30, 2020, we had cash on hand of $1,687,887 and an accumulated deficit of $2,874,321. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, despite the cash and cash equivalent amount on hand at the end of this quarter, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in either the second quarter or first half of 2020 or 2019. Our total operating expenses for the second quarter of 2020 and the six months then ended increased 1,535.6% and 1,162.3% respectively over those reported in the comparable 2019 periods.

General and administrative expenses increased 1.0% in the second quarter of 2020 from the comparable period in 2019 but showed an overall increase of 731.7% for the first six months from the same period in 2019 due mainly to the aggregate of $100,000 bonus payments made to the Company’s management and some slight increases in amortization and office expenses.

Research and development expenses in the second quarter of 2020 were $139,790 as we work on variant prototypes. Comparatively, we had no research and development expenses in this same period in 2019. For the first six months of 2020 our research and development expenses were $270,246 against no research and development in the first six months of 2019. Professional fees increased 1,242.1% in the second quarter of 2020 compared to the second quarter of 2019. The first six months of 2020 showed an increase in professional fees of 485.5% over the same 2019 timeframe. These increases are attributable to consulting service fees and increased legal costs primarily due to the filing of additional US and international patent applications related to our HNB technology.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2020, we had $1,687,887 in cash and cash equivalents and a working capital surplus of $1,130,305 compared to $1,298 in cash and cash equivalents and a working capital deficit of $856,012 at December 31, 2019. Our current liabilities decreased $243,817 from December 31, 2019, reflecting the retirement of debt and associated interest payable despite a significant increase in our accounts payable and in our accrued expenses. Our source of operating capital in the first half of 2020 came from the sale of 496,898 shares of our commons stock raising $2,400,000 in capital compared to the same period in 2019 where our sole source of operating capital came from additional borrowings from a related party which loaned us an additional $37,000.

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

In February 2020, the $40,000, principal amount, convertible note was fully satisfied through the repayment of both the principal and accrued unpaid interest totaling $62,323. In March 2020, the $50,000, principal amount, note payable was fully satisfied when both the principal and accrued unpaid interest totaling $76,917 were converted into 15,384 shares of our common stock at $5.00 per share. At June 30, 2020 we owe a related party $455,544 which is due on demand.

While we raised $2,400,000 from the sale of our securities during the first half of 2020, we still will need to raise $2,000,000 to $3,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy.

Summary of cash flows

	June 30, 2020	June 30, 2019
Net cash (used) in operating activities	$(385,995)	$(35,885)
Net cash provided by financing activities	$2,112,500	$37,000
Net cash used in investing activities	$(39,916)	$-

Our cash used in operating activities increased 975.6% in the first six months of 2020 compared the first six months of 2019. During these time periods we used the cash primarily to fund our net losses.

During the first six months of 2020 net cash provided by financing activities consisted primarily of $2,400,000 raised from the sale of 496,898 shares of our common stock, repayment and satisfaction in full of the convertible note of $40,000, borrowing of $2,500 and repayment of $250,000 of debt to Xten, a common control entity compared to net cash from $37,000 of additional borrowings in the first six months of 2019 from Xten.

In the first half of 2020 net cash used in investing activities consisted of the capitalized intellectual property legal services in the amount of $39,916 compared to no cash used in investing activities during this same period in 2019.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2019 appearing in our 2019 10-K.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of continuing material weakness in our internal control over financial reporting as reported in our 2019 10-K. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

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

Leap Technology is a newly formed entity with no operating history.

As disclosed earlier in this report, in July 2020 we became a member of Leap Technology through the contribution of a license for certain of our intellectual property. Leap Technology is a newly formed entity with no operating history and its operations are subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in a newly-formed company. There can be no assurance that at this time that Leap Technology will be able to implement its business plan, generate revenues, operate profitably or will have adequate working capital to meet its obligations as they become due. Prospective investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that Leap Technology’s business strategy will be successful or that it will successfully address these risks. In the event that Leap Technology does not successfully address these risks, its business, prospects, financial condition, and results of operations could be materially and adversely affected and it may not have the resources to continue or expand our business operations. In that event, any benefits we expect to receive from Leap Technology would not materialize.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, except as otherwise previously disclosed, we have not issued any unregistered securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

On June 17, 2020 the Company entered into a Stock Purchase Agreement with an unrelated stockholder pursuant to which it agreed to repurchased 21,430 shares of its common stock from the stockholder for $2,500. The Stock Purchase Agreement contained customary terms, including cross general releases. On August 10, 2020 the transaction closed. Following the closing of the transaction, the shares have been cancelled and returned to the status of authorized but unissued shares of common stock.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
10.1	Form of Stock Purchase Agreement	8-K	6/5/20	10.1
10.2	Form of Amended and Restated Operating Agreement dated July 24, 2020 of Leap Technology LLC (“Leap Technology”) by and between CQENS Technologies Inc., Zong Group Holdings LLC and Leap Management LLC.	8-K	7/29/20	10.1
10.3	Form of Contribution Agreement Via Exclusive Licensing Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLP	8-K	7/29/20	10.2
10.4	Form of Intellectual Property License Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLP	8-K	7/29/20	10.3
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CQENS Technologies Inc.

August 14, 2020	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

August 14, 2020	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

