Form 10-Q
period 2020-09-30
CQENS Technologies Inc.
filed 2020-11-20
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 25,397,685 shares of common stock are issued and outstanding as of November 20, 2020.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refers to CQENS Technologies Inc., a Delaware corporation formerly known as VapAria Corporation and, where applicable, VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”), a wholly owned subsidiary of CQENS. In 2019 we dissolved VapAria Solutions which had no separate operations, assets or liabilities. In addition, “third quarter of 2020” refers to the three months ended September 30, 2020, “third quarter of 2019” refers to the three months ended September 30, 2019, “2019” refers to the year ended December 31, 2019, and “2020” refers to the year ending December 31, 2020. The information which appears on our web site at www.cqens.com is not part of this report.

All share and per share information appearing in this report gives pro forma effect to the one for seven (1:7) reverse stock split of our outstanding common stock on December 26, 2019.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

CQENS Technologies Inc.

Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,255,783	$1,298
Prepaid expenses	69,940	1,553
Total Current Assets	1,325,723	2,851
Equipment, net	202,596	-
Intellectual property, net	617,251	290,346
TOTAL ASSETS	$2,145,570	$293,197
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$35,017	$2,197
Accounts payable – related party	293,999	8,525
Accrued expenses	29,006	6,865
Accrued expenses – related party	72,400	-
Interest payable	-	48,232
Note payable	-	50,000
Convertible note	-	40,000
Loan from related party	455,544	703,044
Total Current Liabilities	885,966	858,863
TOTAL LIABILITIES	885,966	858,863
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 25,369,113 shares issued and outstanding at September 30, 2020 and 24,837,203 issued and outstanding at December 31, 2019	2,537	2,484
Additional paid-in capital	4,605,148	1,733,900
Accumulated deficit	(3,348,081)	(2,302,050)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,259,604	(565,666)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,145,570	$293,197

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating Expenses
General and administrative	$150,551	$6,851	$267,102	$20,864
Research and development	187,958	-	458,204	-
Professional fees	134,117	16,290	315,733	47,308
Total Operating Expenses	472,626	23,141	1,041,039	68,172
Other (Expense)	(1,134)	(2,017)	(4,992)	(6,434)
Net Loss	$(473,760)	$(25,158)	$(1,046,031)	$(74,606)
Preferred dividends	$-	$10,000	$-	$10,000
Net loss available to common shareholders	$(473,760)	$(35,158)	$(1,046,031)	$(84,606)

Basic and diluted loss per common share	(0.02)	(0.00)	(0.04)	(0.01)
Basic and diluted weighted average shares outstanding	25,375,190	10,787,609	25,195,747	10,768,357

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2020 and 2019

(Unaudited)

	Series A
	Preferred Stock		Common Stock
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2020	0	$-	25,371,908	$2,537	4,322,879	(2,874,321)	$1,451,095

Common stock for consulting services	-	-	18,635	2	93,173	-	93,175

Common stock returned to treasury	-	-	(21,430)	(2)	(2,498)	-	(2,500)

Warrants for intellectual property	-	-	-	-	191,594	-	191,594

Net Loss	-	-	-	-	-	(473,760)	(473,760)

Balance, September 30, 2020	0	$-	25,369,113	$2,537	$4,605,148	$(3,348,081)	$1,259,604

	Series A
	Preferred Stock		Common Stock
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	0	$-	24,837,203	$2,484	1,733,900	(2,302,050)	$(565,666)

Common stock for cash	-	-	496,898	50	2,399,950	-	2,400,000

Common stock for note payable	-	-	15,384	1	76,916	-	76,917

Common stock for consulting services	-	-	41,058	4	205,286	-	205,290

Warrants for intellectual property	-	-	-	-	191,594	-	191,594

Common stock returned to treasury	-	-	(21,430)	(2)	(2,498)	-	(2,500)

Net Loss	-	-	-	-	-	(1,046,031)	(1,046,031)

Balance, September 30, 2020	0	$-	25,369,113	$2,537	$4,605,148	$(3,348,081)	$1,259,604

	Series A
	Preferred Stock		Common Stock
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2019	500,000	$50	10,758,631	$1,076	1,622,728	(2,211,619)	$(587,765)

Common stock issued for dividend	-	-	7,143	1	9,999	(10,000)	-

Preferred stock converted to common stock	(500,000)	(50)	71,429	7	43	-	-

Net Loss	-	-	-	-	-	(25,158)	(25,158)

Balance, September 30, 2019	0	$-	10,837,203	$1,084	$1,632,770	$(2,246,777)	$(612,923)

	Series A
	Preferred Stock		Common Stock
	Number of shares	$0.0001 Par Value	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	500,000	$50	10,758,631	$1,076	1,622,728	(2,162,171)	$(538,317)

Common stock issued for dividend	-	-	7,143	1	9,999	(10,000)	-

Preferred stock converted to common stock	(500,000)	(50)	71,429	7	43	-	-

Net Loss	-	-	-	-	-	(74,606)	(74,606)

Balance, September 30, 2019	0	$-	10,837,203	$1,084	$1,632,770	$(2,246,777)	$(612,923)

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities
Net loss	$(1,046,031)	$(74,606)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	17,061	13,113
Common stock issued for consulting services	205,290	-
Changes in operating assets and liabilities:
Prepaid expenses	(68,387)	(1,068)
Accounts payable	24,295	4,418
Accounts payable – related party	91,403	-
Accrued expenses	22,141	4,122
Accrued expenses – related party	72,400	-
Interest payable	(21,315)	5,984
Net cash used in operating activities	(703,143)	(48,037)

Cash flows used in investing activities
Additions to intellectual property	(152,372)	-
Net cash flows used in investing activities	(152,372)	-

Cash flows from financing activities
Proceeds from issuance of common stock	2,400,000	-
Repurchase of common stock	(2,500)	-
Borrowing on debt with related party	2,500	54,000
Repayment of related party debt	(250,000)	-
Repayment of convertible note	(40,000)	-
Net Cash provided by financing activities	2,110,000	54,000

Net change in cash and cash equivalents	1,254,485	5,963
Cash and cash equivalents, beginning of period	1,298	1,477
Cash and cash equivalents, end of period	$1,255,783	$7,440

Supplementary Information
Interest paid	22,323	-
Income taxes paid	-	-

Supplementary disclosure of non-cash activities:
Preferred stock converted to common stock	$-	$50
Stock dividends on Series A Preferred stock	$-	$10,000
Warrants issued for intellectual property	$191,594	$-
Common stock issued from conversion of note payable and accrued interest	$76,917	$-
Purchase of fixed asset through accounts payable related party	$202,596	$-

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

(Formerly VapAria Corporation)

Notes to Unaudited Financial Statements

September 30, 2020

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

CQENS Technologies Inc. (“we”, “our”, the “Company”, “CQENS”) is a technology company with a proprietary method of heating plant-based consumable formulations that produce an aerosol that lead to the effective and efficient inhalation of the plant’s constituents. This is accomplished at a high temperature but without the accompanying constituents of combustion. Our system of heating is a high temperature, non-combustion system. Our Heat-not-Burn Tobacco Product (HTP) system is a patent-pending method of heating plant-based consumables for inhalation that is superior to other methods of ingestion, smoking, vaping, swallowing or via topical application.

In the first nine months of 2020 the effects of the COVID-19 pandemic were felt by the Company. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will continue to adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 have caused certain of these opportunities to be delayed. Should the pandemic continue and /or be prolonged into 2021 certain of these opportunities might be limited or lost. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

The Company has a fiscal year end of December 31.

Basis of Presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2020 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2019 appearing in its 2019 10-K. The results of operations for the periods ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At September 30, the Company has recurring losses, and although has cash in excess of one million dollars, with renewed research and development efforts and with no source of revenue sufficient to cover its operations costs over the next 12 months these may not allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

On January 29, 2020 we sold 248,448 shares of our common stock for $1,200,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On March 6, 2020, the holder of the $50,000 note that was entered into on May 30, 2013 agreed to convert the principal and accrued unpaid interest totalling $76,917 into shares of CQENS common stock at $5.00 per share. A total of 15,384 shares were issued as satisfaction of this note.

On April 13, 2020 we entered into a consulting engagement memorandum with an unrelated third party pursuant to which we engaged this party to identify key Asian resources for our company. As compensation for the services we issued this individual 12,423 shares of our common stock valued at $62,115. The recipient was a non-U.S. person.

On April 16, 2020 we entered into a consulting engagement memorandum and agreement with an unrelated third party and engaged this individual to provide certain services to us in connection with the further development of certain of our patents. As compensation, upon execution, we issued this individual 10,000 shares of our common stock valued at $50,000 and are obligated to issue him an additional 10,000 shares at such time as additional patents are issued. The recipient was a non-U.S. person.

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

On June 17, 2020, the Company entered into a Stock Purchase Agreement with an unrelated stockholder pursuant to which it agreed to repurchase 21,430 shares of its common stock from the stockholder for $2,500. The Stock Purchase Agreement contained customary terms, including cross general releases. On August 10, 2020, the transaction closed. Following the closing of the transaction, the shares have been cancelled and returned to the status of authorized but unissued shares of common stock.

On July 17, 2020 we entered into a consulting engagement memorandum with an unrelated third party for the consultant’s guidance and expertise in identifying business opportunities, partners and other skilled consultants in the People’s Republic of China and/or other territories of Asia. As compensation for the services we issued this individual 12,423 shares of our common stock valued at $62,115. The recipient was a non-U.S. person.

On July 17, 2020 we entered into a consulting engagement memorandum with an unrelated third party for the consultant’s guidance and expertise in identifying potential financiers, partners and other skilled consultants in the People’s Republic of China and/or other territories of Asia. As compensation for the services we issued this individual 6,212 shares of our common stock valued at $31,060. The recipient was a non-U.S. person.

On September 30, 2020 the Company entered into an Asset Purchase Agreement with Xten, a common control entity, pursuant to which it acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. As consideration for the acquisition, the Company issued Xten common stock purchase warrants exercisable for an aggregate of 21,000,000 shares of its common stock at an exercise price of $5.31 per share (the “Warrants”), consisting of (i) a Series A Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2023 and expiring on September 30, 2026, (ii) a Series B Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2026 and expiring on September 30, 2029, and (iii) a Series C Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2029 and expiring on September 30, 2032. The Company has the right to accelerate or extend the exercise period of each series of Warrants in its discretion. In addition, the exercise period of each series of Warrants automatically accelerates in the event of a “change of control” (as defined in the Warrants) prior to such series of Warrants becoming exercisable by its respective terms. The Asset Purchase Agreement contained customary indemnification provisions.  The Warrants were valued at $191,594 based on the carrying value of the assets acquired.

NOTE 4 – RELATED PARTY TRANSACTIONS

Early in 2020 the Company borrowed an additional $2,500 from Xten, a common control entity. On June 24, 2020 the Company paid $250,000 to reduce the debt to Xten, a common control entity. The balance outstanding at September 30, 2020 due Xten is $455,544. The loan is unsecured, noninterest bearing and due on demand. No additional borrowing or repayment occurred in the third quarter.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong, the Company’s Chief Executive Officer. In December 2019 we entered into a month-to-month lease that began January 1, 2020 with a monthly rental rate of $775. We have rented the space continuously through the first nine months of 2020. As of September 30, 2020, there is no outstanding balance for rent due to 5550 Nicollet, LLC.

In the first nine months of 2020, pursuant to a signed agreement, Xten provided research and development related expertise and services specific to HNB technologies, devices and intellectual property. Costs to the Company were $427,788 for these research and development services during the first nine months of 2020. As of September 30, 2020, $92,541 remains outstanding with $66,900 as an accrued expense and $25,641 as an account payable to this related party.

On September 30, 2020 the Company entered into an Asset Purchase Agreement with Xten, a common control entity, pursuant to which it acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. As consideration for the acquisition, the Company issued Xten the Warrants, including (i) a Series A Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2023 and expiring on September 30, 2026, (ii) a Series B Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2026 and expiring on September 30, 2029, and (iii) a Series C Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2029 and expiring on September 30, 2032. The Company has the right to accelerate or extend the exercise period of each series of Warrants in its discretion. In addition, the exercise period of each series of Warrants automatically accelerates in the event of a “change of control” (as defined in the Warrants) prior to such series of Warrants becoming exercisable by its respective terms. The Asset Purchase Agreement contained customary indemnification provisions. The assets have been accounted for at a carrying value of $191,594.

In the third quarter of 2020 the Company procured the services of Plexus Corporation, a common control entity, to create, design and deliver an online interactive presentation in English and Simplified Chinese for use in presentations to potential investors. Cost to the Company for this service was $5,500. At September 30, 2020 this balance accounted for in accrued expenses is outstanding.

On September 30, 2020 the Company entered into an Other Assets Purchase Agreement with Xten, a common control entity, to purchase certain assets including: multiple pieces of laboratory and workshop equipment; custom built plume and inhalation testing machine; computers, monitors and accessories; prepaid rent; and, laboratory/workshop supplies, for a purchase price of $268,358, The Other Asset Purchase Agreement also contained customary indemnification provisions. The purchase price was tendered to Xten in November 2020.

NOTE 5 – NOTE PAYABLE

On May 20, 2013 the Company issued a $50,000 note to an unrelated third party. On March 6, 2020, this note and accrued unpaid interest, upon agreement by the noteholder, were fully satisfied through the conversion of the principal and accrued interest totalling $76,917 into 15,384 common shares of our stock at a conversion rate of $5.00 per share. No gain or loss was recognized from the conversion of this note to the Company’s common stock.

NOTE 6 – CONVERTIBLE NOTE

On July 14, 2014 the Company issued a $40,000 convertible note to an unrelated third party that was originally issued July 14, 2014 as part of the acquisition of VapAria Solutions. This convertible note matured on December 31, 2019. In February 10, 2020 we fully satisfied any and all obligations of the convertible note through repayment of the principal and accrued interest of $62,323

NOTE 7 – SUBSEQUENT EVENTS

On October 1, 2020 in line with the Company’s 2019 Equity Compensation Plan, 250,000 non-qualified stock options were granted to its management as additional compensation for services provided. These options were fully vested upon grant and have an exercise price of $5.31 per share.

On November 18, 2020 we sold 28,572 shares of our common stock to an accredited investor in a private transaction and we received proceeds of $200,000. We did not pay any commissions or finders’ fees and are using the proceeds for working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2019 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Impact of COVID-19 on the Company

In the first nine months of 2020 the effects of the COVID-19 pandemic were felt by the Company. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will continue to adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 have caused certain of   these opportunities to be delayed. Should the pandemic continue and /or be prolonged into 2021 certain of these opportunities might be limited or lost. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

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

During 2020 we have continued our efforts begun in 2019 following the closing of the Asset Purchase Agreement, including:

• On July 24, 2020 we entered into an Amended and Restated Operating Agreement (the “Operating Agreement”) of Leap Technology LLC (“Leap Technology”) with Zong Group Holdings LLC (“Zong”) and Leap Management LLC (“LM”). Under the terms of the Operating Agreement and the related Contribution Agreement dated July 24, 2020 (the “Contribution Agreement”), we acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free license (the “License Agreement”) for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending and patents related to our heated tobacco product technology. It is expected that Leap Technology will form additional business entities to commercialize our propriety technology in those Asia Pacific countries which include China, India, Indonesia, Vietnam, the Philippines, Thailand, Malaysia, Singapore and Hong Kong. The goal of the joint venture is the market development of the Company’s intellectual property in the Asia Pacific region together with other initiatives and the formation business relationships with tobacco companies who operate in the Asia Pacific region;

• On August 25, 2020, we were issued United States Patent 10,750,787 by the U.S. Patent and Trademark Office for a Heat-not-Burn Device and Method. The patent covers the technology behind the proprietary CQENS System;

• On September 4, 2020, we were informed by our intellectual property counsel that it had received a favorable International Preliminary Report on Patentability that was issued as a result of its filing of a Chapter II Demand and Article 34 Amendments with the International Bureau of the World International Property Office (WIPO) on September 5, 2019. The report was issued in connection with the PCT patent application filed by on January 3, 2019 for our Heat-Not-Burn Device and Method. The examiner’s conclusion was that 84 of the 91 claims were considered to be “patentable,” and while the PCT does not issue patents, based upon management’s experience we believe that a preliminary, favorable examination does provide insight as to how individual country examinations would likely proceed;

• On September 30, 2020 we entered into an Asset Purchase Agreement (the “IP Asset Purchase Agreement”) with Xten pursuant to which we acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery; and

• On September 30, 2020 we also entered into a second Asset Purchase Agreement (the “Other Assets Asset Purchase Agreement”) with Xten pursuant to which we acquired certain assets including, but not limited to, a custom built plume and inhalation testing machine, oscilloscope with probe, multiple pieces of laboratory and workshop equipment, computers, monitors and accessories.

We believe that the actions and transaction we have undertaken in 2019 and 2020 will facilitate and accelerate the commercialization of our IP assets in the near term and well into the future.

Going concern

For the first nine months of 2020 we reported a net loss of $1,046,031 and net cash used in operations of $703,143 compared to a net loss of $74,606 and net cash used in operations of $48,037 for the first nine months of 2019. At September 30, 2020, we had cash on hand of $1,255,783 and an accumulated deficit of $3,348,081. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, despite the cash and cash equivalent amount on hand at the end of this quarter, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in either the third quarter or the first nine months of 2020 or 2019. Our total operating expenses for the third quarter of 2020 and the nine months then ended increased 1942.4% and 1427.1%, respectively, over those reported in the comparable 2019 periods. General and administrative expenses increased 2097.5% in the third quarter of 2020 from the comparable period in 2019 and showed an overall increase of 1180.2% for the first nine months from the same period in 2019 due mainly to the compensation payments to the Company’s management, purchase of non-capital equipment and lab supplies and some slight increases in amortization and office expenses.

Research and development expenses in the third quarter of 2020 were $187,958 as we work on variant prototypes comparatively, we had no research and development expenses in this same period in 2019. For the first nine months in 2020 our research and development expenses were $458,204 against no research and development in the first nine months of 2019. Professional fees increased 723% for the third quarter of 2020, compared to the third quarter of 2019. The first nine months of 2020 showed an increase in professional fees of 567.4% over the same 2019 timeframe. These increases are attributable to consulting service fees and increased legal costs.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2020, we had $1,255,783 in cash and cash equivalents and a working capital surplus of $439,757 compared to $1,298 in cash and cash equivalents and a working capital deficit of $856,012 at December 31, 2019. Our current liabilities increased only $27,103 from December 31, 2019, reflecting the retirement of debt and associated interest payable despite a significant increase in our accounts payable and in our accrued expenses, including accounts payable and accrued expenses due a related party as described in Note 4 to the financial statements appearing earlier in this report. Our source of operating capital in the first nine months of 2020 came from the sale of 496,898 shares of our common stock raising $2,400,000 in capital compared to the same period in 2019 where our sole source of operating capital came from additional borrowings from a related party which loaned us an additional $54,000.

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

During the first nine months of 2020 we have retired approximately $340,000 of debt, including a net amount of $247,500 owed to a related party, through repayments or conversion into equity. At September 30, 2020 the outstanding amount we owe the related party is $455,544 which is due on demand.

While we raised $2,400,000 from the sale of our securities during the first nine months of 2020, plus an additional $200,000 in November 2020, we still will need to raise $2,000,000 to $3,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy.

Summary of cash flows

	September 30, 2020	September 30, 2019
Net cash (used) in operating activities	$(703,143)	$(48,037)
Net cash (used) in investing activities	$(152,372)	$-
Net cash provided by financing activities	$2,110,000	$54,000

Our cash used in operating activities increased 1364% in the first nine months of 2020 compared the first nine months of 2019. During these time periods we used the cash primarily to fund our net losses.

During the first nine months of 2020 our cash used in investing activities was comprised of $150,683 from capitalization of intellectual property related legal fees and $1,689 cash used for trademarks. There was no cash used in investing activities in this same period in 2019.

During the first nine months of 2020 net cash provided by financing activities consisted primarily of $2,400,000 raised from the sale of 496,898 shares of our common stock, repayment and satisfaction in full of the convertible note of $40,0000 and repayment of $250,000 and borrowing of $2,500 to and from Xten, a common control entity compared to net cash from $54,000 of additional borrowings from Xten in the first nine months of 2019.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risk factors in Part I, Item 1A in our 2019 10-K, Part II, Item 1A. in our Quarterly Report on Form 10-Q for the period ended June 30, 2020 and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 17, 2020 we entered into a consulting engagement memorandum with an unrelated third party for the consultant’s guidance and expertise in identifying business opportunities, partners and other skilled consultants in the People’s Republic of China and/or other territories of Asia. As compensation for the services we issued this individual 12,423 shares of our common stock valued at $62,115. The recipient was a non-U.S. person and the issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Regulation S promulgated thereunder.

On July 17, 2020 we entered into a consulting engagement memorandum with a second unrelated third party for the consultant’s guidance and expertise in identifying potential financiers, partners and other skilled consultants in the People’s Republic of China and/or other territories of Asia. As compensation for the services we issued this individual 6,212 shares of our common stock valued at $31,060. The recipient was a non-U.S. person and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

On November 18, 2020 we sold 28,572 shares of our common stock to an accredited investor in a private transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) of that act. We received proceeds of $200,000. We did not pay any commissions or finders’ fees and are using the proceeds for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5

3.4	Bylaws	S-1	3/29/10	3(b)
4.1	Form of Series A Common Stock Purchase Warrant	8-K	10/2/20	4.1
4.2	Form of Series B Common Stock Purchase Warrant	8-K	10/2/20	4.2
4.3	Form of Series C Common Stock Purchase Warrant	8-K	10/2/20	4.3
10.1	Asset Purchase Agreement dated September 30, 2020 between CQENS Technologies Inc. and Xten Capital Group, Inc. (IP)	8-K	10/2/20	10.1
10.2	Asset Purchase Agreement dated September 30, 2020 between CQENS Technologies Inc. and Xten Capital Group, Inc. (Other Assets)	8-K	10/2/20	10.2
10.3	Securities Purchase Agreement dated November 18, 2020				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CQENS Technologies Inc.

November 20, 2020	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

November 20, 2020	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

