Form 10-K
period 2020-12-31
CQENS Technologies Inc.
filed 2021-04-15
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act 915 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fiscal year. $0 on June 30, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 25,469,114 shares of common stock are issued and outstanding as of April 15, 2021.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	financial risks, including:
	●	our history of losses, lack of revenues and insufficient working capital;
	●	our ability to continue as a going concern; and
	●	our ability to raise capital.
●	business risks, including:
	●	our limited operating history and lack of products;
	●	lack of operating history of Leap Technology;
	●	potential conflicts of interest of our management;
	●	reliance on third-parties;
	●	potential FDA oversight;
	●	lack of marketing and distribution experience;
	●	possible inability to establish and maintain strategic partnerships; and
	●	possible dependence on licensing or collaboration agreements.
●	risks related to our common stock, including:
	●	lack of public market for our common stock; and
	●	possible impact of Delaware’s anti-takeover statutes on our stockholders.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refers to CQENS Technologies Inc., a Delaware corporation formerly known as VapAria Corporation and, where applicable, VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”), a wholly owned subsidiary of CQENS. In 2019 we dissolved VapAria Solutions which had no separate operations, assets or liabilities. In addition, “2019” refers to the year ended December 31, 2019, “2020” refers to the year ended December 31, 2020 and “2021” refers to the year ending December 31, 2021.

We maintain a corporate website at www.cqens.com. Unless specifically set forth herein to the contrary, the information which appears on our corporate website is not part of this report.

All share and per share information appearing in this report gives pro forma effect to the one for seven (1:7) reverse stock split of our outstanding common stock on December 26, 2019.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

We are a technology company; we design and develop innovative methods to heat plant-based and/or medicant-infused formulations to produce aerosols for the efficient and efficacious inhalation of the plant and medicant constituents contained therein. We have two ways of accomplishing this: 1) at high temperatures via induction without combustion or the constituents of combustion; and 2) at low temperatures, where we heat an inert carrier, producing an inhalable, medicant-infused aerosol while maintaining the integrity of the active ingredient(s).

Our high-temperature non-combusting technology is supported by 21 U.S. and international patents and pending patents. Among the applications of our patented and patent-pending technology are those for Heat-not-Burn (“HnB”) devices. In one instance for example, our method of heating a tobacco formulation for inhalation is superior, less toxic and far more convenient than other methods of tobacco consumption, especially when compared to the inhalation of the smoke produced by combustible products, i.e., cigarettes, cigars and pipes. Independent tests of our system’s prototypes supported the benefits of rapid heating, confirmed non-combustion, even at high temperatures, and produced better toxicology results, 98% better, when compared to products requiring combustion and compared to other non-combusting technologies currently on the market.

Our low-temperature, aerosolizing technology is supported by 30 U.S. and international patents and pending patents. This portfolio includes intellectual property (“IP”) around device designs and around formulations containing a wide variety of herbal and pharmaceutical preparations. This system features the ability to verify the user, validate the medicant or pharmaceutical preparation and measure, meter and monitor the proper, prescribed dosage.

We define our target market as the “international inhalation market,” a market that includes herbal, pharmaceutical, medical, recreational and lifestyle products and ingredients. Industry experts, like Nielsen, Grand View Research, Fior Markets, have published reports in the last half of 2020 that we have consolidated; these consolidated estimates support that this as an $880 billion USD annual market currently and it's expected to grow to $1.1 trillion USD by 2025. The largest category within this market is the combustible tobacco market, comprising 92% of the total. Our near term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

Our HnB technologies are of great interest to the international tobacco industry and the growing hemp/CBD and cannabis industries. HnBs represent the latest in tobacco and inhalable technologies, and likely to supplant the electronic vapor system (EVS) technologies including e-cigarettes and electronic nicotine delivery systems. We believe HnBs, if properly designed, will avoid many of the issues that have proved troublesome for EVS’ including thermal decomposition, heating irregularities and the formation and presence of high levels of acrolein and formaldehyde. In late 2019 Philip Morris International introduced its HnB product to U.S. markets. This product, which was sold in more than 40 countries before entering U.S. markets, like other HnB technologies, is a device that heats a tobacco stick, rather than burning it, and testing supports claims that the product can potentially reduce the number of noxious chemicals found in cigarette smoke by 95%.

Since late 2019 we have focused our efforts on commercializing our HnB technology. This entry began with the December 31, 2019 transaction pursuant to which we acquired the following assets from Xten Capital Group, Inc., formerly known as Chong Corporation (“Xten”), a related party:

●	assignment of all patent applications and patent related documents and materials currently assigned to or owned or held by Xten in the field of HnB methods and embodiments developed by Xten which are the backbone of the CQENS System, consisting of the following:

●	the provisional patent application filed by Xten on January 3, 2018, the non-provisional patent application filed by Xten on June 28, 2018 and the Patent Cooperation Treaty (“PCT”) application filed by Xten on January 3, 2019;

●	all documents and files related to device and tobacco consumable development;

●	all versions of prototyped embodiments, consisting of both device and tobacco consumable embodiments; and

●	all files, correspondence, communication, data and test results related to the toxicology testing undertaken by Xten related to the CQENS System.

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

During 2020 and into 2021 we have continued our efforts begun in 2019, including:

● On July 24, 2020 we entered into an Amended and Restated Operating Agreement (the “Operating Agreement”) of Leap Technology LLC (“Leap Technology”) with Zong Group Holdings LLC (“Zong”) and Leap Management LLC (“LM”). Under the terms of the Operating Agreement and the related Contribution Agreement dated July 24, 2020 (the “Contribution Agreement”), we acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free license (the “Leap License Agreement”) for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending and patents related to our heated tobacco product technology. It is expected that Leap Technology will form additional business entities to commercialize our propriety technology in those Asia Pacific countries which include China, India, Indonesia, Vietnam, the Philippines, Thailand, Malaysia, Singapore and Hong Kong. The goal of the joint venture is the market development of the Company’s intellectual property in the Asia Pacific region together with other initiatives and the formation business relationships with tobacco companies who operate in the Asia Pacific region. As of the date of this report, the joint venture is still in a pre-formative stage expected to be formalized consistent with the Restated Operating Agreement in the second quarter of 2021

● On August 25, 2020, we were issued U.S. Patent 10,750,787 by the U.S. Patent and Trademark Office for a Heat-not-Burn Device and Method. The patent covers the technology behind the proprietary CQENS System;

● On September 4, 2020, we were informed by our intellectual property counsel that it had received a favorable International Preliminary Report on Patentability that was issued as a result of its filing of a Chapter II Demand and Article 34 Amendments with the International Bureau of the WIPO on September 5, 2019. The report was issued in connection with the PCT patent application filed by on January 3, 2019 for our Heat-Not-Burn Device and Method. The examiner’s conclusion was that 84 of the 91 claims were considered to be “patentable,” and while the PCT does not issue patents, based upon management’s experience we believe that a preliminary, favorable examination does provide insight as to how individual country examinations would likely proceed;

● On September 30, 2020 we entered into an Asset Purchase Agreement with Xten pursuant to which we acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. This transaction effectively terminated all prior licensing agreements and resulting with the portfolio being assigned to the Company;

● On September 30, 2020 we also entered into a second Asset Purchase Agreement with Xten pursuant to which we acquired certain assets including, but not limited to, a custom built plume and inhalation testing machine, oscilloscope with probe, multiple pieces of laboratory and workshop equipment, computers, monitors and accessories; and

● On February 15, 2021 we entered into a non-binding Memorandum of Understanding (the “MOU”) with The Barker Group of Companies and affiliates. The Barker Group is involved in the processing, manufacturing and distribution of tobacco from “seed through shelf,” principally in the US. From planting the seeds, through growing, processing, manufacturing, and finally placing the finished product on the shelf, The Barker Group has the necessary permits and facilities to support fully legal and regulatory compliant tobacco activity in the U.S. The Barker Group’s businesses have recently expanded to include hemp and CBD products. The Barker Group includes Cherokee Tobacco Company (CTC), the exclusive national distributor of Cherokee and Palmetto cigarettes, Cherokee and Arrowhead pipe tobacco, Cherokee and Virginia Heritage filtered cigars, the full line of Pure HempSmokes, Piedmont Blue CBD products, and AHP hemp pre-rolls. The Barker Group distributes its products to over 130,000 US retail locations. The parties have agreed to negotiate in good faith collaborating on certain strategic initiatives, including the following:

● to commercialize CQENS’ patented and patent-pending HnB technology by designing devices and consumables for The Barker Group to manufacture and distribute exclusively in the U.S. for tobacco, hemp/CBD and cannabis products where U.S. laws and regulations permit;

● to prepare and submit a Premarket Tobacco Authorization (“PMTA”) for submission to the FDA to enable the launch of the CQENS System throughout the U.S.; and

● to expand the scope of the HnB marketing opportunities by also submitting a Modified Risk Tobacco Product (“MRTP”) application to the FDA in addition to the PMTA.

Additionally, the MOU provides for CQENS to license its technology to The Barker Group under certain terms and conditions yet to be finalized and for The Barker Group to invest in CQENS with terms and conditions yet to be finalized. The foregoing initiatives, as well as other items contained in the non-binding MOU, are subject to the completion and execution of definitive agreements, all of which will be subject to customary closing conditions.

Since signing the MOU, we have we have been engaged in discussions and negotiations designed to identify an initial target market in the U.S. and the EU, to develop a product for that market and agree to a definitive agreement to launch the product.

Human capital

Until 2020 the Company did not have employees and its executives did not draw salaries. Effective August 1, 2020 the Board of Directors approved annual salaries for its: (1) CEO, Alexander Chong, of $98,400 per annum; (2) COO, William Bartkowski, of $81,600 per annum; and (3) CFO, Daniel Markes, of $90,000 per annum. To date the Company has not entered into any written employment agreements with its officers.

In 2020 we engaged six consultants who performed product design, product testing and corporate business development on our behalf. We compensate these individuals at various rates.

Given our current product development opportunities and commercialization efforts, we expect to expand our executive, management and employee numbers in order to meet future strategic and operational requirements and commitments. Over the next few years, we would expect to undertake this expansion with strong consideration given to management and employee diversity, to learning and innovation and to establishing and maintaining positive and dynamic workplace environments. This will require greater compensation and benefit expenditures than the Company has incurred during its development stage.

Our history

We were incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc. with the principal business objective of merging with or being acquired by another entity.

On April 11, 2014 we entered into a Share Exchange Agreement and Plan of Reorganization (the “Share Exchange Agreement”) with VapAria Solutions and its shareholders which is described in greater detail in Note 1 of the notes to our financial statements appearing later in this report. Following the closing of this transaction, in August 2014 we changed the name of our company to VapAria Corporation. In December 2019 we changed our corporate name to CQENS Technologies Inc.

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

FINANCIAL RISKS

We have a history of losses, do not generate any revenues and do not have sufficient working capital to fund our operations and pay our obligations.

We reported a net loss of $2,541,532 and $129,879 for 2020 and 2019, respectively, and we have a working capital surplus of $312,132 at December 31, 2020. We do not have any revenue generating operations, do not presently expect to launch our first products until 2021 or 2022 and will need to raise significant capital to pay our operating expenses and satisfy our obligations as they become due, in addition to continuing to implement our business plan. If we are unable to secure the necessary capital, our ability to continue our operations will be in jeopardy.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced losses from operations, which losses have caused an accumulated deficit of $4,843,582 at December 31, 2020. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses, minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We do not have any external sources of capital and our working capital is not sufficient to pay our operating expenses and satisfy our obligations as they become due. There are no assurances that we will be able to raise sufficient capital to implement our business plan in order to permit us to begin generating revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We may have difficulty raising capital, which could deprive us of necessary revenues.

We have not generated any revenues to date and, subject to the availability of sufficient capital, do not expect to launch our first products until late in 2021, owing to our recent focus on regulatory approved products. We have raised funds through private transactions in 2020 that have to date covered our operating expenses. In order to support our initiatives, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements with well capitalized companies. Our ability to raise additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic, risks associated with investing in a pre-revenue company with no assurances our products can be commercialized, the lack of a public market for our common stock and the development or prospects for development of competitive technology by others. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may never be able to effectively monetize our intellectual property assets. In that event, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

BUSINESS RISKS

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

Leap Technology is in a preformative stage with no operating history.

As disclosed earlier in this report, in July 2020 we agreed to become a member of Leap Technology through the contribution of a license for certain of our intellectual property. Leap Technology is still in a preformative stage with no operating history and its operations are subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in a newly-formed company. There can be no assurance that at this time that Leap Technology will be able to implement its business plan, generate revenues, operate profitably or will have adequate working capital to meet its obligations as they become due. Prospective investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that Leap Technology’s business strategy will be successful or that it will successfully address these risks. In the event that Leap Technology does not successfully address these risks, its business, prospects, financial condition, and results of operations could be materially and adversely affected and it may not have the resources to continue or expand our business operations. In that event, any benefits we expect to receive from Leap Technology would not materialize.

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

There is no public market for our common stock. We delayed seeking a market maker in 2019 and 2020, pending the enhancement of our prototypes, the initiation of certain clinical studies and our progress in discussions with certain third parties. While we expect during 2021 to seek a market maker to file the appropriate documents with the Financial Industry Regulatory Authority, Inc. (FINRA) to obtain a quotation of our common stock in the over the counter market, the timing and success thereof is presently unknown, particularly in light of the current status of the capital markets as a result of the COVID-19 pandemic. Even if we are successful in establishing a public market for our common stock, it is likely that the market will be limited and sporadic and generally at very low volumes until such time, if ever, as we are able to develop a following for our common stock. An active market for our common stock may never develop.

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

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, In December 2019 we entered into a month-to-month lease for the 2020 calendar year with an annual rental of $9,300. In December 2020 a new month-to-month lease was entered into for the 2021 calendar year with an annual rental of $9,300.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. As of April 15, 2021, there were approximately 128 record owners of our common stock.

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

The following discussion of our financial condition and results of operations for 2020 and 2019 and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Going concern

For 2020 we reported a net loss of $2,541,532 and net cash used in operations of $1,067,969. At December 31, 2020 we had cash on hand of $589,153 and an accumulated deficit of $4,843,582. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our cash balances and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in the 2020 or 2019. Our total operating expenses for 2020 increased 1,985% over those for 2019. General and administrative expenses, which include amortization, compensation, rent, and website hosting expenses, increased by 3,319% in 2020 compared to 2019 due to higher levels of compensation in 2020, increased rental costs, purchase of non-capital equipment and supplies. Research and development expenses in 2020 for new prototype designs and development were $630,765 compared to none in 2019. Professional fees increased by 349% in 2020 compared to 2019, due largely to consulting services utilized in 2020 that were not present in 2019.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2020, we had $589,153 in cash and cash equivalents and a working capital surplus of $312,132 compared to $1,298 in cash and cash equivalents and a working capital deficit of $856,012 at December 31, 2019. Our current liabilities decreased $522,446 from December 31, 2019, reflecting the retirement of debt and associated interest payable despite a significant increase in our accounts payable and in our accrued expenses. Our source of operating capital in 2020 came from the sale of 525,470 shares of our common stock raising $2,600,000 in capital compared to the same period in 2019 where our sole source of operating capital came from additional borrowings from a related party which loaned us an additional $76,000.

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

In 2020 we retired approximately $589,240 of debt and interest, including $450,000 owed to a related party, through repayments or conversion into equity. At December 31, 2020 the outstanding amount we owe the related party is $255,544 which is due on demand.

While we raised $2,600,000 from the sale of our securities during 2020, we still will need to raise $3,000,000 to $5,000,000 in additional capital during the next 12 months. As we only have commitments for $1,500,000 of this needed capital funding, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy.

Summary of cash flows

	December 31, 2020	December 31, 2019
Net cash (used) in operating activities	$(1,067,969)	$(76,179)
Net cash (used) in investing activities	$(389,657)	$-
Net cash provided by financing activities	$2,045,481	$76,000

Our cash used in operating activities increased 1,302% in 2020 compared to 2019. During these time periods we used the cash primarily to fund our net losses.

In 2020 our cash used in investing activities was comprised of $189,680 from capitalization of intellectual property related legal fees, $1,689 cash used for trademarks and furniture and equipment of $198,288. There was no cash used in investing activities in this same period in 2019.

Net cash provided by financing activities in 2020 consisted primarily of $2,600,000 raised from the sale of 525,470 shares of our common stock, repayment and satisfaction in full of the convertible note of $40,0000, capital contribution from fixed and non-capital asset purchase with related party of $64,519 and repayment of $450,000 with borrowing of $2,500 to and from Xten, a common control entity compared to net cash from $76,000 of additional borrowings from Xten in 2019.

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

Recent accounting pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment our management has concluded that as of December 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. In order to do so, we will need additional capital to permit us to hire employees and put the requisite controls in place. We had expected to expand our accounting resources in 2019, which was subsequently delayed into 2020 and has now been delayed into 2021. Given the uncertainties with our ability to raise working capital as discussed earlier in this report, there are no assurances we will be able to remediate the material weaknesses in our internal control over financial reporting during 2021.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Alexander Chong	56	Chairman of the Board of Directors, Chief Executive Officer
William P. Bartkowski	69	President, Chief Operating Officer
Daniel Markes	59	Vice President, Chief Financial Officer, director
Roger Nielsen	74	Vice President, Secretary, director

Alexander Chong. Mr. Chong has served as Chairman of the Board and Chief Executive Officer since July 2014. Mr. Chong is an experienced entrepreneur and businessman. Since founding the company in 1993, he has also served as the Chairman of Plexus International, a consulting and training organization with 14 international offices and its principal office located in Minneapolis, Minnesota. Mr. Chong has also served as Chief Executive Officer and a member of the board of directors of Xten, a Minnesota-based company with investment interests in technology and a variety of Asia-based opportunities since 2007. He has broad experience in international business and manufacturing quality. Mr. Chong also has experience serving on boards of directors of privately-held companies in the role of an independent director, as well as identifying key joint venture partners and negotiating and securing international distribution agreements with large multi-national companies. In connection with the developer of the original e-cigarette, Mr. Chong oversaw U.S. patent filings and developed the first disposable e-cigarette offered for distribution and sale in the U.S. Mr. Chong received a B.S. in Chemistry from Boston University. Mr. Chong’s significant professional experience in our business sector and international business and technology were factors considered by the board of directors in concluding that he should be serving as a director of our company.

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

Daniel Markes. Mr. Markes has served as an executive officer and member of the board of directors of our company since July 2014. Mr. Markes is an experienced businessman and financial executive and his background includes having served in various capacities as controller, human resources director, business development specialist and member of the board of directors of a number of organizations throughout his professional career. Since 1997 Mr. Markes has been Director, Human Resources, Finance and Administration with Minneapolis-based Plexus Corporation founded by Mr. Chong. He also is an officer of Xten, serving as its Treasurer/Chief Financial Officer, as well as serving as an officer of 5550 Nicollet LLC, an entity affiliated with Mr. Chong. Mr. Markes received a BBA degree from Brock University. Mr. Markes’ experience as a businessman and a financial executive were factors considered by the board of directors in concluding that he should be serving as a director of our company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the year ended December 31, 2020 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2020, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act of during the year ended December 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;

●	our two most highly compensated named executive officers at December 31, 2020 whose annual compensation exceeded $100,000; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2020.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alexander Chong,	2020	49,200	25,000	-	874,697	-	-	-	948,897
Chief Executive Officer (1)	2019	-	-	-	11,698	-	-	-	11,698

(1)	The amounts included in the “Option Awards” column represent the aggregate grant date fair value of stock options to purchase (i) 175,000 shares of common stock at an exercise price of $5.31 per share awarded to Mr. Chong in October 2020 as additional compensation, and (ii) 175,000 shares of common stock at an exercise price of $1.00 awarded to Mr. Chong in December 2019 as additional compensation. The assumptions made in the valuations of the option awards are included in Note 2 of the notes to our financial statements appearing later in this report.

How the executive’s compensation is determined

We are not a party to written employment agreements with any of our executive officers.

Mr. Chong, who has served as our Chief Executive Officer since July 2014, previously did not receive cash compensation for his services to us. Effective August 1, 2020, the board of directors approved an annual salary for Mr. Chong of $98,400 and in October 2020 he was awarded stock options to purchase 175,000 shares of our common stock at an exercise price of $5.31 as additional compensation. The amount of compensation we may pay to Mr. Chong from time to time is in the discretion of the board of directors of which he is one of three members.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2020:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Alexander Chong	300,000	-	-	1 .75	12/30/21
	300,000	-	-	1.40	12/21/23
	175,000	-	-	1.00	12/31/24
	175,000	-	-	5.31	10/1/25

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 15, 2021, we had 25,469,114 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2021 by:

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%

Alexander Chong (1)	20,195,716	76.4%
William P. Bartkowski (2)	135,716	≤1%
Daniel Markes (3)	447,146	1.7%
Roger Nielsen (4)	421,431	1.6%
All officers and directors as a group (four persons) (1)(2)(3)(4)	21,200,009	79.0%

(1)	Includes: (i) 1,805,715 shares of our common stock held of record by Chinhak LLC; (ii) 17,440,001 shares of our common stock held of record by Xten; (iii) 300,000 shares of common stock underlying options held with an exercise price of $1.75 per share and (iv) 300,000 shares of common stock underlying options held with an exercise price of $1.40, and (v) 175,000 shares of common stock underlying options with an exercise price of $1.00 per share (vi) 175,000 shares of common stock underlying options held at an exercise price of $5.31 per share. Mr. Chong has voting and dispositive control over the shares held of record by both of these entities.

(2)	Includes (i); 42,858 shares of our common stock of common stock underlying options with an exercise price of $1.75 per share; (ii) 42,858 shares of common stock underlying options with an exercise price of $1.40 per share; and (iii) 25,000 shares of common stock underlying options with an exercise price of $1.00 per share (iv) an additional 25,000 shares of common stock underlying options with an exercise price of $5.31.

(3)	Includes (i) 168,572 shares of our common stock; (ii)42,858 shares of common stock underlying options with an exercise price of $1.75 per share; (ii) 42,858 shares of common stock underlying options with an exercise price of $1.40 per share; and (iii) an additional 25,000 shares of common stock underlying options with an exercise price of $1.00 per share; (iv) 25,000 shares of common stock underlying options with an exercise price of $5.31, and (v) 142,858 shares of our common stock owned by Paula Markes, his spouse.

(4)	Includes (i) 285,715 share of our common stock; (ii) 42,858 shares of our common stock underlying options with an exercise price of $1.75 per share; (iii) 42,858 shares of common stock underlying options with an exercise price of $1.40 per share; and (iv) 25,000 shares of common stock underlying options with an exercise price of $1.00 per share; (v) an additional 25,000 share of common stock underlying options with an exercise price of $5.31.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plans not approved by our stockholders:	0	-	-
Plans approved by stockholders:
2014 Equity Compensation Plan	857,148	$1.58	657,146
2019 Equity Compensation Plan	500,000	$3.16	1,650,000

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

On August 19, 2014, our board of directors adopted our 2014 initially covering 10,000,000 shares of common stock. The 2014 Plan was ratified by our shareholders on August 19, 2019. The 2014 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 100,000 shares of common stock.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director independence

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for 2020 and 2019.

	2020	2019

Audit Fees	$27,500	$18,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$27,500	$18,500

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to the auditors with respect to 2020 were pre-approved by the entire board of directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

●	Report of Independent Registered Public Accounting Firm;

●	Consolidated balance sheets at December 31, 2020 and 2019;

●	Consolidated statements of operations for the years ended December 31, 2020 and 2019;

●	Consolidated statements of changes in stockholders’ equity (deficit) for the years ended December 31, 2020 and 2019;

●	Consolidated statements cash flows for the years ended December 31, 2020 and 2019; and

●	Notes to consolidated financial statements.

(b)	Exhibits.

		Incorporated by Reference			Filed or Furnished Herewith
No .	Exhibit Description	Form	Date Filed	Number
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3(c)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/18/29	3.5
4.1	Form of Series A Common Stock Purchase Warrant	8-K	10/2/20	4.1
4.2	Form of Series B Common Stock Purchase Warrant	8-K	10/2/20	4.2
4.3	Form of Series C Common Stock Purchase Warrant	8-K	10/2/20	4.3
10.1	Exclusive License and Option to License Agreement dated December 31, 2013 by and between Chong Corporation and VapAria Corporation	S-1	5/1/14	10-b
10.2	Intellectual Property Assignment Agreement dated August 1, 2010 between Alexander C. Chong, William P. Bartkowski and Chong Corporation	S-1	6/9/14	10(d)
10.3	2014 Equity Compensation Plan	8-K	8/21/14	10.7
10.4	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 228 patent	8-K	1/29/16	10.9
10.5	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 040 patent	8-K	1/29/16	10.10
10.6	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 617 patent application	8-K	1/29/16	10.11
10.7	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 939 patent application	8-K	1/29/16	10.12

10.8	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 279 patent application	8-K	1/29/16	10.13
10.9	Lease extension dated December 31, 2017 with Chong Corporation	10-K	3/29/18	10.21
10.10	Asset Purchase Agreement dated December 31, 2019 by and between CQENS Technologies Inc. and Chong Corporation	8-K	1/2/20	10.1
10.11	Form of Stock Purchase Agreement	8-K	10/31/19	10.1
10.12	Commercial Month to Month Lease	10-K	4/10/20	10.29
10.13	Form of Stock Purchase Agreement	8-K	6/5/20	10.1
10.14	Form of Amended and Restated Operating Agreement dated July 24, 2020 of Leap Technology LLC by and between CQENS Technologies, Inc., Zong Group Holdings LLC and Leap Management LLP	8-K	7/29/20	10.1
10.15	Form of Contribution Agreement Via Exclusive Licensing Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLC	8-K	7/29/20	10.2
10.16	Form of Intellectual Property License Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLP	8-K	7/29/20	10.3
10.17	Asset Purchase Agreement dated September 30, 2020 by and between CQENS Technologies Inc. and Xten Capital Group, Inc. (IP)	8-K	10/2/20	10.1
10.18	Asset Purchase Agreement dated September 30, 2020 by and between CQENS Technologies Inc. and Xten Capital Group, Inc. (other assets)	8-K	10/2/20	10.2
14.1	Code Conduct and Ethics	10-K	4/14/15	14.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CQENS Technologies Inc.

April 15, 2021	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

April 15, 2021	By:	/s/ Daniel Makes
Daniel Markes, Chief Financial Officer

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

Name	Positions	Date

/s/ Alexander Chong	Chief Executive Officer, Chairman of the Board of	April 15, 2021
Alexander Chong	Directors, principal executive officer

/s/ William P. Bartkowski	President, Chief Operating Officer	April 15, 2021
William P. Bartkowski

/s/ Daniel Markes	Vice President, Chief Financial Officer, director,	April 15, 2021
Daniel Markes	principal financial and accounting officer

/s/ Roger Nielsen	Vice President, secretary, director	April 15, 2021
Roger Nielsen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CQENS Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CQENS Technologies Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013.

Houston, Texas

April 15, 2021

CQENS Technologies Inc.

Consolidated Balance Sheets

	December 31
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$589,153	$1,298
Prepaid expenses	59,396	1,553
Total Current Assets	648,549	2,851
Equipment, net	193,804	-
Intellectual property, net	643,216	290,346
TOTAL ASSETS	1,485,569	293,197
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$44,202	$2,197
Accounts payable - related party	-	8,525
Accrued expenses	36,671	6,865
Interest payable	-	48,232
Note payable	-	50,000
Convertible note	-	40,000
Loan from related party	255,544	703,044
Total Current Liabilities	336,417	858,863
TOTAL LIABILITIES	336,417	858,863
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 25,397,685 shares issued and outstanding at December 31, 2020 and 24,837,203 shares issued and outstanding at December 31, 2019	2,540	2,484
Additional paid-in capital	5,990,194	1,733,900
Accumulated deficit	(4,843,582)	(2,302,050)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,149,152	(565,666)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$1,485,569	$293,197

See accompanying notes to consolidated financial statements

CQENS Technologies Inc

Consolidated Statements of Operations

	Year ended December 31
	2020	2019
Operating Expenses
General and administrative	$1,561,232	$45,663
Research and development	630,765	-
Professional fees	340,388	75,766
Total Operating Expenses	2,532,385	121,429
Total Operating Loss	(2,532,385)	(121,429)
Other (Expense)	(9,147)	(8,450)
Net Loss	$(2,541,532)	$(129,879)

Preferred dividend	-	10,000
Net loss available to common stockholders	(2,541,532)	(139,879)

Basic and diluted loss per common share	(0.10)	(0.01)

Basic and diluted weighted average shares outstanding	25,242,682	11,015,833

See accompanying notes to consolidated financial statements

CQENS Technologies Inc

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2020 and December 31, 2019

	Series A
	Preferred Stock		Common Stock
	Number	$0.0001	Number	$0.0001	Additional
	of shares	Par Value	of Shares	Par Value	Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2018	500,000	$50	10,758,631	$1,076	$1,622,728	$(2,162,171)	$(538,317)

Common stock issued for dividend	-	-	7,143	1	9,999	(10,000)	$-

Preferred stock converted to common stock	(500,000)	(50)	71,429	7	43	-	$-

Stock options expense	-	-	-	-	16,711	-	$16,711

Common shares for intellectual property	-	-	14,000,000	1,400	84,419	-	$85,819

Net loss	-	-	-	-	-	(129,879)	$(129,879)

Balance December 31, 2019	-	$-	24,837,203	$2,484	$1,733,900	$(2,302,050)	$(565,666)

Common stock for cash	-	-	525,470	53	2,599,947	-	$2,600,000

Common stock for note payable	-	-	15,384	1	76,916	-	$76,917

Common stock for consulting services	-	-	41,058	4	205,286	-	$205,290

Warrants for intellectual property	-	-	-	-	191,594	-	$191,594

Common stock returned to treasury	-	-	(21,430)	(2)	(2,498)	-	$(2,500)

Capital distribution to common control entity	-	-	-	-	(64,519)	-	$(64,519)

Stock options expense	-	-	-	-	1,249,568	-	$1,249,568

Net Loss	-	-	-	-	-	(2,541,532)	$(2,541,532)

Balance December 31, 2020	-	$-	25,397,685	$2,540	$5,990,194	$(4,843,582)	$1,149,152

See accompanying notes to consolidated financial statements

CQENS Technologies Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	2020	2019

Cash flows from operating activities
Net loss	$(2,541,532)	$(129,879)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	30,093	17,544
Depreciation expense	4,484	-
Common stock issued for consulting services	205,290	-
Stock options expense	1,249,568	16,711
Changes in operating assets and liabilities:
Prepaid expenses	(57,843)	512
Accounts payable	33,480	4,418
Accrued expenses	29,806	6,515
Interest payable	(21,315)	8,000
Net cash used by operating activities	(1,067,969)	(76,179)

Cash flows used in investing activities
Additions to intellectual property	(191,369)	-
Purchase of furniture and equipment	(198,288)	-
Net cash flows used in investing activities	(389,657)	-

Cash flows from financing activities
Proceeds from issuance of common stock	2,600,000	-
Repurchase of common stock	(2,500)	-
Capital distribution to common control entity	(64,519)	-
Borrowing on debt with related party	2,500	76,000
Repayment of related party debt	(450,000)	-
Repayment of convertible note	(40,000)	-
Net Cash provided by financing activities	2,045,481	76,000

Net change in cash and cash equivalents	587,855	(179)
Cash and cash equivalents, beginning of period	1,298	1,477
Cash and cash equivalents, end of period	$589,153	$1,298

Supplementary Information
Interest paid	22,323	-
Income taxes paid	-	-

Supplementary disclosure of non-cash activities:
Stock Dividends on Series A Preferred Stock	$-	$10,000
Common stock issued for intellectual property	-	$85,819
Preferred stock converted to common stock	$-	$50
Warrants issued for intellectual property	$191,594	$-
Common stock issued from conversion of note payable and accrued interest	$76,917	$-

See accompanying notes to consolidated financial statements

CQENS Technologies, Inc.

(Formerly VapAria Corporation)

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

CQENS Technologies, Inc., formerly VapAria Corporation (“we”, “CQENS”, the “Company”) was incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc.

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

In 2020 the effects of the COVID-19 pandemic were felt by the Company. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will continue to adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 have caused certain of these opportunities to be delayed. Should the pandemic continue and/or be prolonged into 2021 certain of these opportunities might be limited or lost. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

All share and per share information appearing in this report gives pro forma effect to the one for seven (1:7) reverse stock split of our outstanding common stock which became effective on December 26, 2019.

The Company hired our executive officers in the third quarter of 2020 and as of December 31, 2020, the company has three employees. Effective August 1, 2020 the Board of Directors approved annual salaries for its: CEO, Alexander Chong, COO, William Bartkowski and CFO, Daniel Markes, for a combined total of $270,000 per annum. To date the Company has not entered into any written employment agreements with the officers. These officers also received a biweekly cash payment consistent with their respective annual salary on July 15, 2020 and July 31, 2020 for services provided.

The Company has a fiscal year end of December 31.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared by the Company with accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

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

Consolidation – The accompanying consolidated financial statements for 2019 include the accounts of the Company and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated. The wholly owned subsidiary was dissolved at the end of 2019. Financial statements for 2020 are therefore not consolidated.

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

If we believe our assets to be impaired, the impairment we will recognize will be the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write down will be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the useful lives of the assets. If a change were to occur in any of the above-mentioned factors or estimates, our reported results could materially change. There was no impairment at December 31, 2020 and December 31, 2019.

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

Intellectual Property - Intellectual property assets primarily represent rights acquired under technology licenses and are generally amortized on a straight-line basis over periods of benefit, ranging up to 17 years. For the fiscal year ended December 31, 2020, the Company amortized $30,093 compared to $17,544 in the previous year, related to the value of its patent portfolio, acquired in 2013, 2016, 2019 and 2020 from an affiliate (see Note 5).

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

Stock-based Compensation - The Company accounts for stock-based compensation in accordance with the provision of ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. We granted 250,000 options to the management team in 2020 valued at $1,249,568 compared with 250,000 options granted to the management team in 2019 which were valued at $16,711.

Fair Value of Financial Instruments - Fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are not adjusted for transaction cost. Fair value measurement under generally accepted accounting principles provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and debt are a reasonable estimate of fair value because of the short period of time between origination of such instruments and their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available.

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

Leases – In February 2016, the FASB issued ASU 2016-02 “Leases” which amended current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payment that depend on an index or rate and certain transition adjustments. The Company adopted the new standard on January 1, 2019 using the modified-retrospective method.

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

In December 2020, the Company entered into a month-to-month lease with the current landlord that became effective January 1, 2021 with a 30-day notice period and has no renewal options and as such is exempted from ASC 842. In December 2020, the Company entered into a second month-to-month lease for its research and development activities. This lease has a 30-day notice period and has no renewal options and as such it too is exempted from ASC 842.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, and although has cash and cash equivalents in excess of five hundred thousand dollars, with renewed research and development efforts and with no source of revenue sufficient to cover its operations costs over the next 12 months these may not allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 – INCOME TAXES

We did not provide current of deferred U.S. federal income tax provision or benefit for any of the periods presented because we reported no activity the first two years and have experienced losses in 2020 and 2019. Under ACS 740: Income Taxes”, when it is more likely than not that a tax asset, cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The 2017 Tax Cuts and Jobs Act reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The component of the Company’s deferred tax asset as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Net opening loss carryforward	$754,705	$483,431
Valuation allowance	$(754,705)	$(483,431)
Net deferred asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2020 or 2019.

The Company’s cumulative net operating loss carryforward as of December 31, 2020 amounted to $3,593,831 and will start to expire December 31, 2033. The years going back to 2016 remain open for examination by relevant tax authorities.

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

On June 17,2020, the Company entered into a Stock Purchase Agreement with an unrelated stockholder pursuant to which it agreed to repurchase 21,430 shares of its common stock from the stockholder for $2,500. The Stock Purchase Agreement contained customary terms, including cross general releases. On August 10, 2020, the transaction closed. Following the closing of the transaction, the shares have been cancelled and returned to the status of authorized but unissued shares of common stock.

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

As of December 31, 2020 the Company had 25,397,685 shares of common stock issued and outstanding.

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

On October 1, 2020 in line with the Company’s 2019 Equity Compensation Plan, 250,000 non-qualified stock options were granted to its management. These options were fully vested upon grant and have an exercise price of $5.31 per share. The fair market value of the options at the grant date was determined to be $1,249,568 which was expensed immediately. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $5.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 320.59%; and, 4) the risk free rate of return of 0.27%. The exercise period terminates on October 1, 2025.

On December 31, 2019 in line with the Company’s 2019 Equity Compensation Plan, 250,000 non-qualified stock options were granted to its management. These options were fully vested upon grant and have an exercise price of $1.00 per share. The fair market value of the options at the grant date was determined to be $16,711 which was expensed immediately. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $0.15, based on the price of companies with profiles similar to ours; 2) expected term of 2.5 years; 3) computed volatility of 138.12%; and, 4) the risk free rate of return of 2.62%. The exercise period terminates on December 31, 2024.

On December 31, 2020, the non-qualified stock options that were granted to management on December 31, 2015, expired without exercise. The result is a reduction of 428,574 to the outstanding and exercisable options.

As of December 31, 2020, the Company has 1,357,148 outstanding and exercisable options at a weighted average exercise price of $2.16 and a weighted average remaining term of 2.9 years and an intrinsic value of zero.

Warrants

On September 30, 2020 the Company entered into an Asset Purchase Agreement with Xten, a common control entity, pursuant to which it acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery.

As consideration for the acquisition, the Company issued Xten common stock purchase warrants exercisable for an aggregate of 21,000,000 shares of its common stock at an exercise price of $5.31 per share (the “Warrants”), including (i) a Series A Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2023 and expiring on September 30, 2026, (ii) a Series B Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2026 and expiring on September 30, 2029, and (iii) a Series C Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2029 and expiring on September 30, 2032. The Company has the right to accelerate or extend the exercise period of each series of Warrants in its discretion. In addition, the exercise period of each series of Warrants automatically accelerates in the event of a “change of control” (as defined in the Warrants) prior to such series of Warrants becoming exercisable by its respective terms. The IP Asset Purchase Agreement contained customary indemnification provisions. The warrants are valued at $191,594 based on carrying value of the assets acquired.

NOTE 6 – RELATED PARTY TRANSACTIONS

Early in 2020 the Company borrowed $2,500 from Xten, a common control entity. On June 24, 2020 the Company repaid $250,000 to Xten. On December 3, 2020 the Company repaid an additional $200,000 to Xten to reduce the debt to Xten, a common control entity. The balance outstanding at December 31, 2020 due Xten is $255,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong. Annual rent was $9,300 for each of the years ended December 31, 2020 and 2019. As of December 31, 2020, there is no outstanding balance for rent due to 5550 Nicollet LLC.

In December 2020 we entered into a month-to-month lease that began January 1, 2021 with a monthly rental rate of $775.

In early 2020 we entered into a short-term Research and Development Agreement with Xten, a common control entity, pursuant to this signed Agreement, Xten provided research and development related expertise and services specific to HnB technologies, devices and intellectual property. Costs to the Company were $427,788 in research and development costs resulting from these activities. This Agreement expired September 30, 2020.

On September 30, 2020 the Company entered into an Asset Purchase Agreement with Xten, a common control entity, pursuant to which it acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. As consideration for the acquisition, the Company issued Xten common stock purchase warrants exercisable for an aggregate of 21,000,000 shares of its common stock at an exercise price of $5.31 per share (the “Warrants”), including (i) a Series A Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2023 and expiring on September 30, 2026, (ii) a Series B Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2026 and expiring on September 30, 2029, and (iii) a Series C Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2029 and expiring on September 30, 2032. The Company has the right to accelerate or extend the exercise period of each series of Warrants in its discretion. In addition, the exercise period of each series of Warrants automatically accelerates in the event of a “change of control” (as defined in the Warrants) prior to such series of Warrants becoming exercisable by its respective terms. The IP Asset Purchase Agreement contained customary indemnification provisions. The assets have been accounted for at its carrying value of $191,594.

In the third quarter of 2020 the Company procured the services of Plexus Corporation, a common control entity, to create, design and deliver an online interactive presentation in English and Simplified Chinese for use in presentations to potential investors. Cost to the Company for this service was $5,500.

On September 30, 2020 the Company entered into an Other Assets Purchase Agreement with Xten, a common control entity, to purchase certain assets including: multiple pieces of laboratory and workshop equipment; custom built plume and inhalation testing machine; computers, monitors and accessories; prepaid rent; and, laboratory/workshop supplies, for a purchase price of $263,512. The assets have been accounted for at its carrying value of $198,288 and the consideration paid in excess of the carrying value was treated as distribution to Xten. The Other Assets Asset Purchase Agreement also contained customary indemnification provisions.

See other related party transactions in Note 9 – Commitment and Contingencies

NOTE 7 – NOTE PAYABLE

On May 20, 2013 the Company issued a $50,000 note to an unrelated third party. At December 31, 2019 the principal balance on the note was $50,000. On March 6, 2020, this note and accrued unpaid interest, upon agreement by the noteholder, were fully satisfied through the conversion of the principal and accrued interest totaling $76,917 into 15,384 common shares of our stock at a rate of $5.00 per share. No gain or loss was recognized from the conversion of this note to the Company’s common stock.

NOTE 8 – CONVERTIBLE NOTE

On July 14, 2014 the Company issued a $40,000 convertible note to an unrelated third party that was originally issued July 14, 2014 as part of the acquisition of VapAria Solutions. This convertible note matured on December 31, 2019 with the same principal balance of $40,000. On February 10, 2020 we fully satisfied any and all obligations of the convertible note through repayment of the principal and accrued interest of $62,323.

NOTE 9 – COMMITMENT AND CONTINGENCIES

The Asset Purchase Agreement entered into September 30, 2020 by the Company and Xten, a common control entity, where the Company acquired certain patents and patent applications, replaces the 2013 License Agreements effectively eliminating the commitment and contingencies of these previous agreements.

Relating to the December 2013 License Agreement with Xten a common control entity, beginning in the calendar year in which the first licensed products or licensed services takes place, but not prior to January 1, 2015 the Company is required to pay to Xten, a common control entity, a 3% royalty for revenues with a $50,000 annual minimum royalty commitment.

The December 31, 2013 License Agreement with Xten also requires us to pay for the costs associated with maintaining the patent applications and patents licensed to us. For the fiscal years ended December 31, 2020 and 2019 Xten did not report that it incurred any costs associated with this December 2013 License Agreement.

Note 10 – SUBSEQUENT EVENTS

On March 15, 2021 we sold a total of 71,429 shares of our common stock for $500,000 to a non-U.S. Persons in a private transaction. We did not pay a commission or finder’s fee and are using proceeds for working capital.

On February 15, 2021 the Board of Directors determined that it was in the best interest of the Company to grant stock options under the Company's 2019 Equity Compensation Plan to two consulting engineers involved in our research and development. Each of the consultants was granted options to purchase 200,000 shares at $7.00 per share. 100,000 of the grants are exercisable immediately, with the balance vesting over the next four years in equal installments and subject to certain terms and conditions, including continuing in their consulting roles through the vesting periods.

