Form 10-Q
period 2021-03-31
CQENS Technologies Inc.
filed 2021-05-11
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 25,540,544 shares of common stock are issued and outstanding as of May 7, 2021.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	financial risks, including:

●	our history of losses, lack of revenues and insufficient working capital;
●	our ability to continue as a going concern;
●	the possible impact of COVID-19 on our company;

●	business risks, including:

●	our limited operating history and lack of developed, proven or launched products;
●	the lack of operating history of Leap Technology LLC;
●	potential conflicts of interest of our management;
●	reliance on third parties;
●	potential FDA oversight;
●	lack of marketing and distributing experience;
●	possible inability to establish and maintain strategic partnerships;
●	possible dependence on licensing or collaboration agreements;

●	risks relating to our common stock, including:

●	the lack of a public market for our common stock; and
●	possible impact of Delaware’s anti-takeover statutes on our shareholders.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, Part 1. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed on April 15, 2021 (the “2020 10-K”) and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refers to CQENS Technologies Inc., a Delaware corporation. In addition, “first quarter of 2021” refers to the three months ended March 31, 2021, “first quarter of 2020” refers to the three months ended March 31, 2020, “2020” refers to the year ended December 31, 2020, and “2021” refers to the year ending December 31, 2021. The information which appears on our web site at www.cqens.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

CQENS Technologies, Inc.

Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$749,503	$589,153
Prepaid expenses	53,053	59,396
Total Current Assets	802,556	648,549
Equipment, net	189,320	193,804
Intellectual property, net	674,786	643,216
TOTAL ASSETS	$1,666,662	$1,485,569
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$39,111	$44,202
Accrued expenses	42,689	36,671
Loan from related party	255,544	255,544
Total Current Liabilities	337,344	336,417
TOTAL LIABILITIES	337,344	336,417
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 25,469,114 shares issued and outstanding at March 31, 2021 and 25,397,685 issued and outstanding at December 31, 2020	2,547	2,540
Additional paid-in capital	7,980,314	5,990,194
Accumulated deficit	(6,653,543)	(4,843,582)
TOTAL STOCKHOLDERS’ EQUITY	1,329,318	1,149,152
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,666,662	$1,485,569

See accompanying notes to unaudited financial statements

CQENS Technologies, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2021	2020
Operating Expenses
General and administrative	$1,599,051	$109,547
Research and development	151,535	130,456
Professional fees	59,414	29,139
Total Operating Expenses	1,810,000	269,142
Total Operating Loss	(1,810,000)	(269,142)
Other (Expense)	39	(3,858)
Net Loss	$(1,809,961)	$(273,000)

Basic and diluted loss per common share	$(0.07)	$(0.01)
Basic and diluted weighted average shares outstanding	25,415,940	25,013,601

See accompanying notes to unaudited financial statements

CQENS Technologies, Inc

Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2020	25,397,685	$2,540	$5,990,194	$(4,843,582)	$1,149,152

Stock options expense	-	-	1,490,127	-	$1,490,127

Common stock for cash	71,429	7	499,993	-	$500,000

Net loss		-	-	(1,809,961)	$(1,809,961)

Balance, March 31, 2021	25,469,114	$2,547	$7,980,314	$(6,653,543)	$1,329,318

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	24,837,203	$2,484	$1,733,900	$(2,302,050)	$(565,666)

Common stock for cash	248,448	25	1,199,975	-	$1,200,000

Common stock issued for note payable	15,384	1	76,916	-	$76,917

Net loss	-	-	-	(273,000)	$(273,000)

Balance March 31, 2020	25,101,035	$2,510	$3,010,791	$(2,575,050)	$438,251

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities
Net loss	$(1,809,961)	$(273,000)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	13,727	5,454
Depreciation expense	4,484	-
Stock options expense	1,490,127	-
Changes in operating assets and liabilities:
Prepaid expenses	6,343	(1,832)
Accounts payable	(5,091)	109,170
Accrued expenses	6,018	1,625
Compensation payable	-	25,000
Interest payable	-	(21,874)
Net cash used by operating activities	(294,353)	(155,457)

Cash flows used in investing activities
Additions to intellectual property	(45,297)	(1,015)
Net cash flows used in investing activities	(45,297)	(1,015)

Cash flows from financing activities
Proceeds from issuance of common stock for cash	500,000	1,200,000
Borrowing on debt with related party	-	2,500
Repayment of convertible note	-	(40,000)
Net cash provided by financing activities	500,000	1,162,500

Net change in cash and cash equivalents	160,350	1,006,028
Cash and cash equivalents, beginning of period	589,153	1,298
Cash and cash equivalents, end of period	$749,503	$1,007,326

Supplementary Information
Interest paid	$-	$49,240
Income taxes paid	-	-

Supplementary disclosure of non-cash activities:
Common stock issued from conversion of note payable and accrued interest	$-	$76,917

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Notes to Unaudited Financial Statements

March 31, 2021

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

CQENS Technologies, Inc. (“we”, “our”, the “Company”, “CQENS”) is a technology company with a proprietary method of heating plant-based consumable formulations that produce an aerosol that lead to the effective and efficient inhalation of the plant’s constituents. This is accomplished at a high temperature but without the accompanying constituents of combustion. Our system of heating is a high temperature, non-combustion system. Our Heat-not-Burn Tobacco Product (HTP) system is a patent-pending method of heating plant-based consumables for inhalation that is superior to other methods of ingestion, smoking, vaping, swallowing or via topical application.

In the first quarter of 2021 the COVID-19 pandemic continued to impact the Company. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 have caused these opportunities to be delayed. Should the pandemic continue and/or be prolonged throughout 2021 certain of these opportunities might be limited or lost. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

Basis of Presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2021 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2020 audited financial statements. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, and although has cash in excess of five hundred thousand dollars, with renewed research and development efforts and with no source of revenue sufficient to cover its operations costs over the next 12 months, these may not allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

On February 15, 2021 the Board of Directors determined that it was in the best interest of the Company to grant stock options under the Company’s 2019 Equity Compensation Plan to two consulting engineers involved in our research and development. Each of the consultants was granted options to purchase 200,000 shares at $7.00 per share. 100,000 of the grants are exercisable immediately, with the balance vesting over the next four years in equal installments and subject to certain terms and conditions, including continuing in their consulting roles through the vesting periods. The fair market value of the options at the grant date was determined to be $2,798,086 of which $1,490,127 was expensed during the three months ended March 31, 2021. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $7.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 303.59%; and, 4) the risk free rate of return of 0.27%. The exercise period of the immediately exercisable options terminates on February 15, 2026.

On March 15, 2021 we sold a total of 71,429 shares of our common stock for $500,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using proceeds for working capital.

Comparatively, on January 29, 2020 we sold 248,448 shares of our common stock for $1,200,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On March 6, 2020, the holder of the $50,000 note that was entered into on May 30, 2013 agreed to convert the principal and accrued unpaid interest totaling $76,917 into shares of our common stock at $5.00 per share. A total of 15,384 shares were issued as satisfaction of this note.

NOTE 4 – RELATED PARTY TRANSACTIONS

In the first quarter of 2021 the Company did not borrow from or make any debt repayments to Xten Capital Group (“Xten”), a common control entity. The balance outstanding at March 31, 2021 due Xten is $255,544. The loan is unsecured, noninterest bearing and due on demand.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong. In December 2020 we entered into a month-to-month lease that began January 1, 2021 with a monthly rental rate of $775. As of March 31, 2021 there is no outstanding balance due to 5550 Nicollet LLC.

NOTE 5 – SUBSEQUENT EVENTS

On April 21, 2021 we sold a total of 71,430 shares of our common stock for $500,000 in two separate and equal transactions to two non-U.S. Persons in private transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2020 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

We define our target market as the “international inhalation market,” a market that includes herbal, pharmaceutical, medical, recreational and lifestyle products and ingredients. Industry experts, like Nielsen, Grand View Research, Fior Markets, have published reports in the last half of 2020 that we have consolidated; these consolidated estimates support that this as an $880 billion USD annual market currently and it’s expected to grow to $1.1 trillion USD by 2025. The largest category within this market is the combustible tobacco market, comprising 92% of the total. Our near term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

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

Since late 2019 we have focused our efforts on commercializing our HnB technology. This entry began with the December 31, 2019 transaction pursuant to which we acquired the following assets from Xten Capital Group, Inc., formerly known as Chong Corporation (“Xten”), a related party:

●	assignment of all patent applications and patent related documents and materials currently assigned to or owned or held by Xten in the field of HnB methods and embodiments developed by Xten which are the backbone of the CQENS System, consisting of the following:

●	the provisional patent application filed by Xten on January 3, 2018, the non-provisional patent application filed by Xten on June 28, 2018 and the Patent Cooperation Treaty (“PCT”) application filed by Xten on January 3, 2019;

●	all documents and files related to device and tobacco consumable development;

●	all versions of prototyped embodiments, consisting of both device and tobacco consumable embodiments; and

●	all files, correspondence, communication, data and test results related to the toxicology testing undertaken by Xten related to the CQENS System.

●	exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for device patents assigned to Xten, U.S. Patent No. 9,770,564 and U.S. Patent No. 9,913,950; and

●	exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for international device patents and patent applications assigned to Xten, including those issued in the People’s Republic of China, the European Union, Japan and Hong Kong, and those pending in Germany, France, Brazil, Canada and Korea, and divisional patents pending in the European Union and Japan.

During 2020 and into 2021 we have continued our efforts begun in 2019, including:

●	On July 24, 2020 we entered into an Amended and Restated Operating Agreement (the “Operating Agreement”) of Leap Technology LLC (“Leap Technology”) with Zong Group Holdings LLC (“Zong”) and Leap Management LLC (“LM”). Under the terms of the Operating Agreement and the related Contribution Agreement dated July 24, 2020 (the “Contribution Agreement”), we acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free license (the “Leap License Agreement”) for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending and patents related to our heated tobacco product technology. It is expected that Leap Technology will form additional business entities to commercialize our propriety technology in those Asia Pacific countries which include China, India, Indonesia, Vietnam, the Philippines, Thailand, Malaysia, Singapore and Hong Kong. The goal of the joint venture is the market development of the Company’s intellectual property in the Asia Pacific region together with other initiatives and the formation business relationships with tobacco companies who operate in the Asia Pacific region. As of the date of this report, the joint venture is still in a pre-formative stage expected to be formalized consistent with the Restated Operating Agreement in the second quarter of 2021;

●	On August 25, 2020, we were issued U.S. Patent 10,750,787 by the U.S. Patent and Trademark Office for a Heat-not-Burn Device and Method. The patent covers the technology behind the proprietary CQENS System;

●	On September 4, 2020, we were informed by our intellectual property counsel that it had received a favorable International Preliminary Report on Patentability that was issued as a result of its filing of a Chapter II Demand and Article 34 Amendments with the International Bureau of the WIPO on September 5, 2019. The report was issued in connection with the PCT patent application filed by on January 3, 2019 for our Heat-Not-Burn Device and Method. The examiner’s conclusion was that 84 of the 91 claims were considered to be “patentable,” and while the PCT does not issue patents, based upon management’s experience we believe that a preliminary, favorable examination does provide insight as to how individual country examinations would likely proceed;

●	On September 30, 2020 we entered into an Asset Purchase Agreement with Xten pursuant to which we acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. This transaction effectively terminated all prior licensing agreements and resulting with the portfolio being assigned to the Company;

●	On September 30, 2020 we also entered into a second Asset Purchase Agreement with Xten pursuant to which we acquired certain assets including, but not limited to, a custom built plume and inhalation testing machine, oscilloscope with probe, multiple pieces of laboratory and workshop equipment, computers, monitors and accessories; and

●	On February 15, 2021 we entered into a non-binding Memorandum of Understanding (the “MOU”) with The Barker Group of Companies and affiliates. The Barker Group is involved in the processing, manufacturing and distribution of tobacco from “seed through shelf,” principally in the US. From planting the seeds, through growing, processing, manufacturing, and finally placing the finished product on the shelf, The Barker Group has the necessary permits and facilities to support fully legal and regulatory compliant tobacco activity in the U.S. The Barker Group’s businesses have recently expanded to include hemp and CBD products. The Barker Group includes Cherokee Tobacco Company (CTC), the exclusive national distributor of Cherokee and Palmetto cigarettes, Cherokee and Arrowhead pipe tobacco, Cherokee and Virginia Heritage filtered cigars, the full line of Pure HempSmokes, Piedmont Blue CBD products, and AHP hemp pre-rolls. The Barker Group distributes its products to over 130,000 US retail locations. The parties have agreed to negotiate in good faith collaborating on certain strategic initiatives, including the following:

●	to commercialize CQENS’ patented and patent-pending HnB technology by designing devices and consumables for The Barker Group to manufacture and distribute exclusively in the U.S. for tobacco, hemp/CBD and cannabis products where U.S. laws and regulations permit;

●	to prepare and submit a Premarket Tobacco Authorization (“PMTA”) for submission to the FDA to enable the launch of the CQENS System throughout the U.S.; and

●	to expand the scope of the HnB marketing opportunities by also submitting a Modified Risk Tobacco Product (“MRTP”) application to the FDA in addition to the PMTA.

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

Going concern

For the first quarter of 2021 we reported a net loss of $1,809,961 and net cash used in operations of $294,353 compared to a net loss of $273,000 and net cash used in operations of $155,457 for the first quarter of 2020. At March 31, 2021, we had cash on hand of $749,503 and an accumulated deficit of $6,653,543. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, and despite the cash and cash equivalent amount on hand at the end of this quarter, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in either the first quarter of 2021 or the first quarter of 2020. Our total operating expenses for the first quarter of 2021 increased 573% over those reported in the first quarter of 2020. General and administrative expenses increased 1,360% from the comparable period in 2020 due mainly to the non-cash stock option expense of $1,315,246 relating to the options granted to the two contracted engineers involved in the research and development activities.

Research and development expenses in the first quarter of 2021 increased 16% over this same period in 2020 which reflects the cost of building and testing product prototypes. Professional fees increased 104% in the first quarter of 2021 compared to the first quarter of 2020 which is attributable to primarily to increased consulting service fees to independent, nonaffiliated professionals for international business development and manufacturing guidance and logistics

We expect that our operating expenses will increase as we continue to develop our business and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in research and development, general overhead, salaries for personnel and technical resources, as well as increased costs associated with our SEC reporting obligations. However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2021, we had $749,503 in cash and cash equivalents and a working capital surplus of $465,212 as compared to $589,153 in cash and cash equivalents and a working capital surplus of $312,132 at December 31, 2020. Our current liabilities increased $927 from December 31, 2020, reflecting a $5,091 decrease in accounts payable offset by a $6,018 increase in accrued expenses. Our source of operating capital in the first quarter of 2021 came from the sale of 71,429 shares of our common stock raising $500,000 compared to the same period in 2020 where our source of operating capital came from the sale of 248,448 shares of our commons stock raising $1,200,000 in capital along with additional borrowing from a related party of $2,500. Subsequent to the date covered by this report we raised $500,000 from the sale of an aggregate of 71,430 shares of our common stock to two non-U.S. Persons in private transactions.

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

As of March 31, 2021 the outstanding amount we owe a related party $255,544 which is due on demand.

We will need to raise an additional $3,000,000 to $5,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy.

Net Cash Used in Operating Activities

We used $294,353 of cash by our operating activities in the first quarter of 2021 compared to $155,457 used by our operating activities in the first quarter of 2020, an increase of 89.3%.

Net Cash Used In Investing Activities

In the first quarter of 2021 there was $45,297 net cash used in investing activities for capitalization of IP related legal fees compared to $1,015 for additional trademark costs in the same period of 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first quarter of 2021 consisted of $500,000 raised from the sale of 71,429 shares of our common stock compared to $1,200,000 raised from the sale of 248,448 share of our common stock, repayment and satisfaction in full of the convertible note of $40,000 and additional borrowing of $2,500 from Xten, a common control entity in the first quarter of 2020.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2020 appearing in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2021.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of continuing material weakness in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the year ended December 31, 2020. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risk factors in Part I, Item 1A in our 2020 10-K and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 15, 2021 we sold a total of 71,429 shares of our common stock for $500,000 to one non-U.S. Persons in a private transaction. The recipients were non-U.S. persons and the issuance was exempt from registration under the Securities Act of 1933, as amended in reliance on an exemption provided by Regulation S promulgated thereunder. We did not pay a commission or finder’s fee and are using proceeds for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

[                                   ]

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

CQENS Technologies Inc.

May 11, 2021	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

May 11, 2021	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

