Form 10-Q
period 2021-06-30
CQENS Technologies Inc.
filed 2021-08-13
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 25,648,045 shares of common stock are issued and outstanding as of August 13, 2021.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refers to CQENS Technologies Inc., a Delaware corporation. In addition, “second quarter of 2021” refers to the three months ended June 30, 2021, “second quarter of 2020” refers to the three months ended June 30, 2020, “2020” refers to the year ended December 31, 2020, and “2021” refers to the year ending December 31, 2021. The information which appears on our web site at www.cqens.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

CQENS Technologies, Inc.

Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,357,914	$589,153
Prepaid expenses	60,159	59,396
Total Current Assets	1,418,073	648,549
Equipment, net	184,836	193,804
Intellectual property, net	693,780	643,216
TOTAL ASSETS	$2,296,689	$1,485,569
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$38,418	$44,202
Accrued expenses	30,263	36,671
Loan from related party	255,544	255,544
Total Current Liabilities	324,225	336,417
TOTAL LIABILITIES	324,225	336,417
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value: 10,000,000 shares authorized no shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 25,648,045 shares issued and outstanding at June 30, 2021 and 25,397,685 issued and outstanding at December 31, 2020	2,565	2,540
Additional paid-in capital	9,414,966	5,990,194
Accumulated deficit	(7,445,067)	(4,843,582)
TOTAL STOCKHOLDERS’ EQUITY	1,972,464	1,149,152
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,296,689	$1,485,569

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating Expenses
General and administrative	$301,504	$7,005	$1,900,555	$116,551
Research and development	134,104	139,790	285,639	270,246
Professional fees	355,916	152,476	415,330	181,616
Total Operating Expenses	791,524	299,271	2,601,524	568,413
Other (Expense)	-	-	39	(3,858)
Net Loss	$(791,524)	$(299,271)	$(2,601,485)	$(572,271)

Basic and diluted loss per common share	(0.03)	(0.01)	(0.10)	(0.02)
Basic and diluted weighted average shares outstanding	25,568,114	25,196,481	25,492,448	25,105,040

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, March 31, 2021	25,469,114	$2,547	7,980,314	(6,653,543)	$1,329,318

Common stock issued for cash	142,859	14	999,986	-	$1,000,000
Common stock issued for consulting services	36,072	4	252,500	-	$252,504
Stock options expense	-	-	182,166	-	$182,166

Net Loss	-	-	-	(791,524)	$(791,524)

Balance, June 30, 2021	25,648,045	$2,565	$9,414,966	$(7,445,067)	$1,972,464

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	25,397,685	$2,540	5,990,194	(4,843,582)	$1,149,152

Common stock issued for cash	214,288	21	1,499,979	-	$1,500,000
Common stock issued for consulting services	36,072	4	252,500	-	$252,504

Stock options expense	-	-	1,672,293		$1,672,293

Net Loss	-	-	-	(2,601,485)	$(2,601,485)

Balance, June 30, 2021	25,648,045	$2,565	$9,414,966	$(7,445,067)	$1,972,464

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, March 31, 2020	25,101,035	$2,510	3,010,791	(2,575,050)	$438,251

Common stock issued for cash	248,450	25	1,199,975	-	$1,200,000

Common stock issued for consulting services	22,423	2	112,113	-	$112,115

Net Loss	-	-	-	(299,271)	$(299,271)

Balance, June 30, 2020	25,371,908	$2,537	$4,322,879	$(2,874,321)	$1,451,095

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	24,837,203	$2,484	1,733,900	(2,302,050)	$(565,666)

Common stock issued for cash	496,898	50	2,399,950	-	$2,400,000

Common stock issued for note payable	15,384	1	76,916	-	$76,917

Common stock issued for consulting services	22,423	2	112,113	-	$112,115

Net Loss	-	-	-	(572,271)	$(572,271)

Balance, June 30, 2020	25,371,908	$2,537	$4,322,879	$(2,874,321)	$1,451,095

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities
Net loss	$(2,601,485)	$(572,271)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	28,501	9,472
Depreciation expense	8,968	-
Stock options expense	1,672,293	-
Common stock issued for consulting services	252,504	112,115
Changes in operating assets and liabilities:
Prepaid expenses	(763)	(55,911)
Accounts payable	(5,784)	50,643
Accrued expenses	(6,408)	91,831
Interest payable	-	(21,874)
Net cash used in operating activities	(652,174)	(385,995)

Cash flows used in investing activities
Additions to intellectual property	(79,065)	(39,916)
Net cash flows used in investing activities	(79,065)	(39,916)

Cash flows from financing activities
Proceeds from issuance of common stock	1,500,000	2,400,000
Borrowing on debt with related party	-	2,500
Repayment of related party debt	-	(250,000)
Repayment of convertible note	-	(40,000)
Net Cash provided by financing activities	1,500,000	2,112,500

Net change in cash and cash equivalents	768,761	1,686,589
Cash and cash equivalents, beginning of period	589,153	1,298
Cash and cash equivalents, end of period	$1,357,914	$1,687,887

Supplementary Information
Interest paid	$-	$23,323
Income taxes paid	-	-

Supplementary disclosure of non-cash activities:
Common stock issued from conversion of note payable and accrued interest	$-	$76,917

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Notes to Unaudited Financial Statements

June 30, 2021

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

In the first half of 2021 the COVID-19 pandemic continued to impact the Company. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 have caused these opportunities to be delayed. Should the pandemic continue and/or be prolonged throughout 2021 certain of these opportunities might be limited or lost. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2021 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2020 audited financial statements. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

On February 15, 2021 the Board of Directors determined that it was in the best interest of the Company to grant stock options under the Company’s 2019 Equity Compensation Plan to two consulting engineers involved in our research and development. Each of the consultants was granted options to purchase 200,000 shares at $7.00 per share. 100,000 of the grants are exercisable immediately, with the balance vesting over the next four years in equal installments and subject to certain terms and conditions, including continuing in their consulting roles through the vesting periods. The fair market value of the options at the grant date was determined to be $2,798,086 of which $1,672,293 was expensed during the six months ended June 30, 2021. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $7.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 303.59%; and 4) the risk free rate of return of 0.27%. The exercise period of the immediately exercisable options terminates on February 15, 2026.

On March 15, 2021 we sold a total of 71,429 shares of our common stock for $500,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using proceeds for working capital.

On April 21, 2021 we sold a total of 71,430 shares of our common stock to two non-U.S. Persons each paying $250,000 for a total of $500,000 in private transactions. We did not pay a commissions or finder’s fees and are using proceeds for working capital.

On May 1, 2021 we entered into a consulting engagement memorandum with an unrelated third party for the consultant’s guidance and expertise in identifying business opportunities, partners and other skilled consultants in the People’s Republic of China and/or other territories of Asia. As compensation for the services, we issued this individual 20,000 shares of our common stock valued at $140,000. The recipient was a non-U.S. person and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

On May 16, 2021 we entered into a consulting engagement memorandum with an unrelated third party pursuant to which we engaged this party to identify key Asian resources for our company. As compensation for the services, we issued this individual 16,072 shares of our common stock valued at $112,504. The recipient was a non-U.S. person and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

On May 17, 2021 we sold a total of 71,429 shares of our common stock for $500,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On January 29, 2020 we sold 248,448 shares of our common stock for $1,200,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On March 6, 2020, the holder of a $50,000 note that was entered into on May 30, 2013 agreed to convert the principal and accrued unpaid interest totaling $76,917 into shares of our common stock at $5.00 per share. A total of 15,384 shares were issued as satisfaction of this note.

On April 13, 2020 we entered into a consulting engagement memorandum with an unrelated third party pursuant to which we engaged this party to identify key Asian resources for our company. As compensation for the services, we issued this individual 12,423 shares of our common stock valued at $62,115.

On April 16, 2020 we entered into a consulting engagement memorandum and agreement with an unrelated third party and engaged this individual to provide certain services to us in connection with the further development of certain of our patents. As compensation, upon execution, we issued this individual 10,000 shares of our common stock valued at $50,000 and are obligated to issue him an additional 10,000 shares at such time as additional patents are issued. As of the date of this report no additional patents have been issued.

On June 1, 2020 we sold a total of 82,818 shares of our common stock for $400,000 to six non-U.S. persons in private transactions. We did not pay a commission or finder’s fee and are using proceeds for working capital

On June 4, 2020 we sold 165,632 shares of our common stock for $800,000 to a non-U.S. person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital and reducing debt.

NOTE 4 – RELATED PARTY TRANSACTIONS

In the first six months of 2021 the Company did not borrow from or make any debt repayments to Xten Capital Group (“Xten”), a common control entity. The balance outstanding at June 30, 2021 due Xten is $255,544. The loan is unsecured, noninterest bearing and due on demand. While in the first six months of 2020 the Company borrowed $2,500 from Xten and repaid $250,000 to Xten leaving a balance due to Xten at June 30, 2020 of $455,544.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong. In December 2020 we entered into a month-to-month lease that began January 1, 2021 with a monthly rental rate of $775. As of June 30, 2021 there is no outstanding balance due to 5550 Nicollet LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the six months ended June 30, 2021 and 2020 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2020 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Since late 2019 we have focused our efforts on commercializing our HnB technology. This entry began with the December 31, 2019 transaction pursuant to which we acquired the following assets from Xten Capital Group, Inc., formerly known as Chong Corporation (“Xten”), a related party:

●	assignment of all patent applications and patent related documents and materials currently assigned to or owned or held by Xten in the field of HnB methods and embodiments developed by Xten which are the backbone of the CQENS System, consisting of the following:

●	the provisional patent application filed by Xten on January 3, 2018, the non-provisional patent application filed by Xten on June 28, 2018 and the Patent Cooperation Treaty (“PCT”) application filed by Xten on January 3, 2019;

●	all documents and files related to device and tobacco consumable development;

●	all versions of prototyped embodiments, consisting of both device and tobacco consumable embodiments; and

●	all files, correspondence, communication, data and test results related to the toxicology testing undertaken by Xten related to the CQENS System.

●	exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for device patents assigned to Xten, U.S. Patent No. 9,770,564 and U.S. Patent No. 9,913,950; and

●	exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for international device patents and patent applications assigned to Xten, including those issued in the People’s Republic of China, the European Union, Japan and Hong Kong, and those pending in Germany, France, Brazil, Canada and Korea, and divisional patents pending in the European Union and Japan.

During 2020 and into 2021 we have continued our efforts that we began in 2019, including:

●	On July 24, 2020 we entered into an Amended and Restated Operating Agreement (the “Operating Agreement”) of Leap Technology LLC (“Leap Technology”) with Zong Group Holdings LLC (“Zong”) and Leap Management LLC (“LM”). Under the terms of the Operating Agreement and the related Contribution Agreement dated July 24, 2020 (the “Contribution Agreement”), we acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free license (the “Leap License Agreement”) for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending and patents related to our heated tobacco product technology. It is expected that Leap Technology will form additional business entities to commercialize our propriety technology in those Asia Pacific countries which include China, India, Indonesia, Vietnam, the Philippines, Thailand, Malaysia, Singapore and Hong Kong. The goal of the joint venture is the market development of the Company’s intellectual property in the Asia Pacific region together with other initiatives and the formation business relationships with tobacco companies who operate in the Asia Pacific region. As of the date of this report, the joint venture is still in a pre-formative stage expected to be formalized consistent with the Operating Agreement in the third quarter of 2021;

●	On August 25, 2020, we were issued U.S. Patent 10,750,787 by the U.S. Patent and Trademark Office for a Heat-not-Burn Device and Method. The patent covers the technology behind the proprietary CQENS System;

●	On September 4, 2020, we were informed by our intellectual property counsel that it had received a favorable International Preliminary Report on Patentability that was issued as a result of its filing of a Chapter II Demand and Article 34 Amendments with the International Bureau of the WIPO on September 5, 2019. The report was issued in connection with the PCT patent application filed by on January 3, 2019 for our Heat-Not-Burn Device and Method. The examiner’s conclusion was that 84 of the 91 claims were considered to be “patentable,” and while the PCT does not issue patents, based upon management’s experience we believe that a preliminary, favorable examination does provide insight as to how individual country examinations would likely proceed;

●	On September 30, 2020 we entered into an Asset Purchase Agreement with Xten pursuant to which we acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. This transaction effectively terminated all prior licensing agreements, resulting with the portfolio being assigned to the Company;

●	On September 30, 2020 we also entered into a second Asset Purchase Agreement with Xten pursuant to which we acquired certain assets including, but not limited to, a custom built plume and inhalation testing machine, oscilloscope with probe, multiple pieces of laboratory and workshop equipment, computers, monitors and accessories; and

●	On February 15, 2021 we entered into a non-binding Memorandum of Understanding (the “MOU”) with The Barker Group of Companies and affiliates. The Barker Group is involved in the processing, manufacturing and distribution of tobacco from “seed through shelf,” principally in the US. From planting the seeds, through growing, processing, manufacturing, and finally placing the finished product on the shelf, The Barker Group has the necessary permits and facilities to support fully legal and regulatory compliant tobacco activity in the U.S. The Barker Group’s businesses have recently expanded to include hemp and CBD products. The Barker Group includes Cherokee Tobacco Company (CTC), the exclusive national distributor of Cherokee and Palmetto cigarettes, Cherokee and Arrowhead pipe tobacco, Cherokee and Virginia Heritage filtered cigars, the full line of Pure HempSmokes, Piedmont Blue CBD products, and AHP hemp pre-rolls. The Barker Group distributes its products to over 130,000 US retail locations. The parties have agreed to negotiate in good faith collaborating on certain strategic initiatives, including the following:

●	to commercialize CQENS’ patented and patent-pending HnB technology by designing devices and consumables for The Barker Group to manufacture and distribute exclusively in the U.S. for tobacco, hemp/CBD and cannabis products where U.S. laws and regulations permit;

●	to prepare and submit a Premarket Tobacco Authorization (“PMTA”) for submission to the FDA to enable the launch of the CQENS System throughout the U.S.; and

●	to expand the scope of the HnB marketing opportunities by also submitting a Modified Risk Tobacco Product (“MRTP”) application to the FDA in addition to the PMTA.

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

Since signing the MOU, we have we have been engaged in discussions and negotiations designed to identify an initial target market in the U.S. and the EU, to develop a product for that market and agree to a definitive agreement to launch the product. We anticipate reaching agreement in the third quarter of 2021.

Going concern

For the first half of 2021 we reported a net loss of $2,601,485 and net cash used in operations of $652,174 compared to a net loss of $572,271 and net cash used in operations of $385,995 for the first half of 2020. At June 30, 2021, we had cash on hand of $1,357,914 and an accumulated deficit of $7,445,067. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, and despite the cash and cash equivalent amount on hand at the end of this quarter, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company

Results of operations

We did not generate any revenues from our operations in the first six months of 2021 or 2020. Our total operating expenses for the second quarter of 2021 increased 164% over those reported in the second quarter of 2020 while the first half of 2021 increased 358% over those reported in the first half of 2020. General and administrative expenses increased 1,531% in the first six months of 2021 compared to the same period in 2020 due mainly to the non-cash stock option expense of $1,672,293 relating to the options granted to two consulting engineers involved in research and development activities.

Research and development expenses in the second quarter of 2021 decreased 4.1% over this same period in 2020 while the first six months show an increase of 5.7% over the first half of 2020 which reflects the cost of building and testing product prototypes. Professional fees increased 133% in the second quarter of 2021 compared to the first quarter of 2020 and increased 129% in the first half of 2021 when compared to this same period in 2020 which is attributable primarily to an increase in consulting services and their associated fees.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2021, we had $1,357,914 in cash and cash equivalents and a working capital surplus of $1,093,848 as compared to $589,153 in cash and cash equivalents and a working capital surplus of $312,132 at December 31, 2020. Our current liabilities decreased $12,192 or 3.6% from December 31, 2020, reflecting a slight reduction in both accounts payable and accrued expenses. Our source of operating capital in the first half of 2021 came from the sale of 214,288 shares of our common stock raising $1,500,000 compared to the same period in 2020 where our source of operating capital came from the sale of 496,898 raising $2,400,000.

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

As of June 30, 2021 the outstanding amount we owe a related party $255,544 which is due on demand.

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

Summary of Cash Flows

	June 30, 2021	June 30, 2020
Net cash (used) in operating activities	$(652,174)	$(385,995)
Net cash (used) in investing activities	$(79,065)	$(39,916)
Net cash provided by financing activities	$1,500,000	$2,112,500

We used $652,174 of cash in our operating activities in the first six months of 2021 compared to $385,995 used in our operating activities in the first half of 2020, an increase of 69%.

In the first half of 2021 there was $79,065 net cash used in investing activities for capitalization of IP related legal fees compared to $39,916 in the same period of 2020.

Net cash provided by financing activities for the first six months of 2021 consisted of $1,500,000 raised from the sale of 214,288 shares of our common stock compared to $2,400,000 raised from the sale of 496,898 shares of our common stock, repayment and satisfaction in full of the convertible note of $40,000 and additional borrowing of $2,500 from Xten and $250,000 repayment of debt to Xten, a common control entity in the first half of 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 15, 2021 we sold a total of 71,429 shares of our common stock for $500,000 to one non-U.S. Persons in a private transaction. On April 21, 2021 we sold a total of 71,430 shares of our common stock to two non-U.S. Persons each paying $250,000 for a total of $500,000 in private transactions. On May 17, 2021 we sold a total of 71,429 shares of our common stock for $500,000 to a non-U.S. Person in a private transaction. The recipients were non-U.S. persons and the issuances were exempt from registration under the Securities Act of 1933, as amended in reliance on an exemption provided by Regulation S promulgated thereunder. We did not pay commissions or finders’ fee and are using proceeds for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
10.13	Form of Stock Purchase Agreement	8-K	6/5/20	10.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CQENS Technologies Inc.

August 13, 2021	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

August 13, 2021	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

