Form 10-Q
period 2021-09-30
CQENS Technologies Inc.
filed 2021-11-15
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 25,984,045 shares of common stock are issued and outstanding as of November 15, 2021.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	financial risks, including:

●	our history of losses, lack of revenues and insufficient working capital;
●	our ability to continue as a going concern;
●	the possible impact of COVID-19 on our company;

●	business risks, including:

●	our limited operating history and lack of developed, proven or launched products;
●	the lack of operating history of Leap Technology LLC;
●	potential conflicts of interest of our management;
●	reliance on third parties;
●	potential FDA oversight;
●	lack of marketing and distributing experience;
●	possible inability to finalize and maintain strategic partnerships with The Barker Group and Firebird Manufacturing;
●	possible dependence on licensing or collaboration agreements;

●	risks relating to our common stock, including:

●	the lack of a public market for our common stock; and
●	possible impact of Delaware’s anti-takeover statutes on our shareholders.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refers to CQENS Technologies Inc., a Delaware corporation. In addition, “third quarter of 2021” refers to the nine months ended September 30, 2021, “third quarter of 2020” refers to the nine months ended September 30, 2020, “2020” refers to the year ended December 31, 2020, and “2021” refers to the year ending December 31, 2021. The information which appears on our web site at www.cqens.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

CQENS Technologies, Inc.

Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,026,095	$589,153
Prepaid expenses	54,364	59,396
Total Current Assets	4,080,459	648,549
Equipment, net	180,352	193,804
Intellectual property, net	693,254	643,216
TOTAL ASSETS	$4,954,065	$1,485,569
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$37,079	$44,202
Accrued expenses	59,809	36,671
Loan from related party	-	255,544
Total Current Liabilities	96,888	336,417
TOTAL LIABILITIES	96,888	336,417
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value: 10,000,000 shares authorized no shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 25,979,045 shares issued and outstanding at September 30, 2021 and 25,397,685 issued and outstanding at December 31, 2020	2,598	2,540
Additional paid-in capital	12,907,099	5,990,194
Accumulated deficit	(8,052,520)	(4,843,582)
TOTAL STOCKHOLDERS’ EQUITY	4,857,177	1,149,152
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,954,065	$1,485,569

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating Expenses
General and administrative	$321,206	$150,551	$2,221,761	$267,102
Research and development	171,263	187,958	456,902	458,204
Professional fees	114,968	134,117	530,298	315,733
Total Operating Expenses	607,437	472,626	3,208,961	1,041,039
Other (Expense)	(16)	(1,134)	23	(4,992)
Net Loss	$(607,453)	$(473,760)	$(3,208,938)	$(1,046,031)

Basic and diluted loss per common share	(0.02)	(0.02)	(0.13)	(0.04)
Basic and diluted weighted average shares outstanding	25,658,186	25,375,190	25,545,986	25,195,747

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2021	25,648,045	$2,565	9,414,966	(7,445,067)	$1,972,464

Common stock issued for cash	331,000	33	3,309,967	-	$3,310,000

Stock options expense	-	-	182,166	-	$182,166

Net Loss	-	-	-	(607,453)	$(607,453)

Balance, September 30, 2021	25,979,045	$2,598	$12,907,099	$(8,052,520)	$4,857,177

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	25,397,685	$2,540	5,990,194	(4,843,582)	$1,149,152

Common stock for cash	545,288	54	4,809,946	-	$4,810,000

Common stock issued for consulting services	36,072	4	252,500	-	$252,504

Stock options expense	-	-	1,854,459	-	$1,854,459

Net Loss	-	-	-	(3,208,938)	$(3,208,938)

Balance, September 30, 2021	25,979,045	$2,598	$12,907,099	$(8,052,520)	$4,857,177

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2020	25,371,908	$2,537	4,322,879	(2,874,321)	$1,451,095

Common stock issued for consulting services	18,635	2	93,173	-	$93,175

Common stock returned to treasury	-21,430	(2)	(2,498)	-	$(2,500)

Warrants issued for intellectual property	-	-	191,594	-	$191,594

Net Loss	-	-	-	(473,760)	$(473,760)

Balance, September 30, 2020	25,369,113	$2,537	$4,605,148	$(3,348,081)	$1,259,604

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	24,837,203	$2,484	1,733,900	(2,302,050)	$(565,666)

Common stock issued for cash	496,898	50	2,399,950	-	$2,400,000

Common stock issued for note payable	15,384	1	76,916	-	$76,917

Common stock issued for consulting services	41,058	4	205,286	-	$205,290

Warrants for intellectual property	-	-	191,594	-	$191,594

Common stock returned to treasury	(21,430)	(2)	(2,498)	-	$(2,500)

Net Loss	-	-	-	(1,046,031)	$(1,046,031)

Balance, September 30, 2020	25,369,113	$2,537	$4,605,148	$(3,348,081)	$1,259,604

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(3,208,938)	$(1,046,031)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	43,933	17,061
Depreciation expense	13,452	-
Stock options expense	1,854,459	-
Common stock issued for consulting services	252,504	205,290
Changes in operating assets and liabilities:
Prepaid expenses	5,032	(68,387)
Accounts payable	(7,123)	24,295
Accounts payable - related party	-	91,403
Accrued expenses	23,138	22,141
Accrued expenses - related party	-	72,400
Interest payable	-	(21,315)
Net cash used in operating activities	(1,023,543)	(703,143)

Cash flows from investing activities
Additions to intellectual property	(93,971)	(152,372)
Net cash flows used in investing activities	(93,971)	(152,372)

Cash flows from financing activities
Proceeds from issuance of common stock	4,810,000	2,400,000
Repurchase of common stock	-	(2,500)
Borrowing on debt with related party	-	2,500
Repayment of related party debt	(255,544)	(250,000)
Repayment of convertible note	-	(40,000)
Net Cash provided by financing activities	4,554,456	2,110,000

Net change in cash and cash equivalents	3,436,942	1,254,485
Cash and cash equivalents, beginning of period	589,153	1,298
Cash and cash equivalents, end of period	$4,026,095	$1,255,783

Supplementary Information
Interest paid	$-	$23,323
Income taxes paid	-	-

Supplementary disclosure of non-cash activities:
Warrants issued for intellectual property	$-	$191,594
Common stock issued from conversion of note payable and accrued interest	$-	$76,917
Purchase of fixed asset through accounts payable related party	$-	$202,596

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Notes to Unaudited Financial Statements

September 30, 2021

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

CQENS Technologies, Inc. (“we”, “our”, the “Company”, or “CQENS”) is a technology company with a proprietary method of heating plant-based consumable formulations that produce an aerosol that led to the effective and efficient inhalation of the plant’s constituents. This is accomplished at a high temperature but without the accompanying constituents of combustion. Our system of heating is a high temperature, non-combustion system. Our Heat-not-Burn Tobacco Product (HTP) system is a patent-pending method of heating plant-based consumables for inhalation that is superior to other methods of ingestion, smoking, vaping, swallowing or via topical application.

In the first nine months of 2021 the COVID-19 pandemic continued to impact the Company. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 have caused these opportunities to be delayed. Should the pandemic continue and/or be prolonged throughout 2021 and 2022 certain of these opportunities might be limited or lost. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations, and our prospects.

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2021, have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2020, audited financial statements. The results of operations for the period ended September 30, 2021, are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, and although has cash just over four million dollars, with increasing research and development activities, increased costs anticipated in commercializing products as contemplated in the next 12 months and with no source of revenue sufficient to cover its operations costs over the next 12 months, these may not allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

On February 15, 2021, the Board of Directors determined that it was in the best interest of the Company to grant stock options under the Company’s 2019 Equity Compensation Plan to two consulting engineers involved in our research and development. Each of the consultants was granted options to purchase 200,000 shares at $7.00 per share. 100,000 of the grants are exercisable immediately, with the balance vesting over the next four years in equal instalments and subject to certain terms and conditions, including continuing in their consulting roles through the vesting periods. The fair market value of the options at the grant date was determined to be $2,798,086 of which $1,854,459 was expensed during the nine months ended September 30, 2021. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $7.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 303.59%; and 4) the risk-free rate of return of 0.27%. The exercise period of the immediately exercisable options terminates on February 15, 2026.

On March 15, 2021, we sold a total of 71,429 shares of our common stock for $500,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using proceeds for working capital.

On April 21, 2021, we sold a total of 71,430 shares of our common stock to two non-U.S. Persons each paying $250,000 for a total of $500,000 in private transactions. We did not pay a commissions or finder’s fees and are using proceeds for working capital.

On May 1, 2021, we entered into a consulting engagement memorandum with an unrelated third party for the consultant’s guidance and expertise in identifying business opportunities, partners, and other skilled consultants in the People’s Republic of China and/or other territories of Asia. As compensation for the services, we issued this individual 20,000 shares of our common stock valued at $140,000. The recipient was a non-U.S. person, and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

On May 16, 2021, we entered into a consulting engagement memorandum with an unrelated third party pursuant to which we engaged this party to identify key Asian resources for our company. As compensation for the services, we issued this individual 16,072 shares of our common stock valued at $112,504. The recipient was a non-U.S. person, and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

On May 17, 2021, we sold a total of 71,429 shares of our common stock for $500,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On September 28, 2021, we sold a total of 296,000 shares of our common stock for $2,960,000 to eleven non-U.S. persons in private transactions. We did not pay a commission or finder’s fees and are using the proceeds for working capital.

On September 28, 2021, we sold 5,000 shares of our common stock for $50,000 to an investor in a private transaction. We did not pay a commission or finder’s fee.

On September 30, 2021, we sold 30,000 shares of our common stock for $300,000 to an investor in a private transaction. We did not pay a commission or finder’s fee.

On January 29, 2020, we sold 248,448 shares of our common stock for $1,200,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On March 6, 2020, the holder of the $50,000 note that was entered into on May 30, 2013, agreed to convert the principal and accrued unpaid interest totaling $76,917 into shares of our common stock at $5.00 per share. A total of 15,384 shares were issued as satisfaction of this note.

On April 13, 2020, we entered into a consulting engagement memorandum with an unrelated third party pursuant to which we engaged this party to identify key Asian resources for our company. As compensation for the services, we issued this individual 12,423 shares of our common stock valued at $62,115.

On April 16, 2020, we entered into a consulting engagement memorandum and agreement with an unrelated third party and engaged this individual to provide certain services to us in connection with the further development of certain of our patents. As compensation, upon execution, we issued this individual 10,000 shares of our common stock valued at $50,000 and are obligated to issue him an additional 10,000 shares at such time as additional patents are issued. As of the date of this report no additional patents have been issued.

On June 1, 2020, we sold a total of 82,818 shares of our common stock for $400,000 to six non-U.S. persons in private transactions. We did not pay a commission or finder’s fee and are using proceeds for working capital.

On June 4, 2020, we sold 165,632 shares of our common stock for $800,000 to a non-U.S. person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital and reducing debt.

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

On July 17, 2020, we entered into a consulting engagement memorandum with an unrelated third party for the consultant’s guidance and expertise in identifying business opportunities, partners, and other skilled consultants in the People’s Republic of China and/or other territories of Asia. As compensation for the services, we issued this individual 12,423 shares of our common stock valued at $62,115. The recipient was a non-U.S. person.

On July 17, 2020, we entered into a consulting engagement memorandum with an unrelated third party for the consultant’s guidance and expertise in identifying potential financiers, partners, and other skilled consultants in the People’s Republic of China and/or other territories of Asia. As compensation for the services, we issued this individual 6,212 shares of our common stock valued at $31,060. The recipient was a non-U.S. person.

On September 30, 2020, the Company entered into an Asset Purchase Agreement with Xten, a common control entity, pursuant to which it acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. As consideration for the acquisition, the Company issued Xten common stock purchase warrants exercisable for an aggregate of 21,000,000 shares of its common stock at an exercise price of $5.31 per share (the “Warrants”), consisting of (i) a Series A Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2023 and expiring on September 30, 2026, (ii) a Series B Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2026 and expiring on September 30, 2029, and (iii) a Series C Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2029 and expiring on September 30, 2032. The Company has the right to accelerate or extend the exercise period of each series of Warrants in its discretion. In addition, the exercise period of each series of Warrants automatically accelerates in the event of a “change of control” (as defined in the Warrants) prior to such series of Warrants becoming exercisable by its respective terms. The Asset Purchase Agreement contained customary indemnification provisions. The Warrants were valued at $191,594 based on the carrying value of the assets acquired.

NOTE 4 – RELATED PARTY TRANSACTIONS

In the first nine months of 2020 the Company borrowed $2,500 from Xten Capital Group, Inc. a common control entity (“Xten”) and repaid $250,000 to Xten leaving a balance due to Xten at September 30, 2020, of $455,544. In the first nine months of 2021 the Company repaid Xten the balance of its loan in the amount of $255,544. There is no outstanding amount due to Xten at September 30, 2021.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong. In December 2020 we entered into a month-to-month lease that began January 1, 2021, with a monthly rental rate of $775. As of September 30, 2021, there is no outstanding balance due to 5550 Nicollet LLC.

In the first nine months of 2020, pursuant to a signed agreement, Xten provided research and development related expertise and services specific to HNB technologies, devices, and intellectual property. Costs to the Company were $427,788 for these research and development services during the first nine months of 2020. As of September 30, 2020, $92,541 remains outstanding with $66,900 as an accrued expense and $25,641 as an account payable to this related party. In the first nine months of 2021 the Company did not engage any services from Xten.

On September 30, 2020, the Company entered into an Asset Purchase Agreement with Xten, pursuant to which it acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. As consideration for the acquisition, the Company issued Xten the Warrants, including (i) a Series A Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2023 and expiring on September 30, 2026, (ii) a Series B Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2026 and expiring on September 30, 2029, and (iii) a Series C Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2029 and expiring on September 30, 2032. The Company has the right to accelerate or extend the exercise period of each series of Warrants in its discretion. In addition, the exercise period of each series of Warrants automatically accelerates in the event of a “change of control” (as defined in the Warrants) prior to such series of Warrants becoming exercisable by its respective terms. The Asset Purchase Agreement contained customary indemnification provisions. The assets have been accounted for at a carrying value of $191,594. On September 30, 2020, the Company entered into another Assets Purchase Agreement with Xten, a common control entity, to purchase certain assets including multiple pieces of laboratory and workshop equipment; custom built plume and inhalation testing machine; computers, monitors and accessories; prepaid rent; and, laboratory/workshop supplies, for a purchase price of $268,358, The Other Asset Purchase Agreement also contained customary indemnification provisions. The purchase price was tendered to Xten in November 2020.

NOTE 5 – SUBSEQUENT EVENTS

On October 18, 2021, we sold a total of 5,000 shares of our common stock for $50,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On October 21, 2021, we granted 428,574 options to the management team valued at $4,282,717.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the nine months ended September 30, 2021, and 2020 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2020 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our high-temperature non-combusting technology is supported by 21 U.S. and international patents and pending patents. Among the applications of our patented and patent-pending technology are those for Heat-not-Burn (“HnB”) devices. In one instance for example, our method of heating a tobacco formulation for inhalation is superior, less toxic, and far more convenient than other methods of tobacco consumption, especially when compared to the inhalation of the smoke produced by combustible products, i.e., cigarettes, cigars, and pipes. Independent tests of our system’s prototypes supported the benefits of rapid heating, confirmed non-combustion, even at high temperatures, and produced better toxicology results, 98% better, when compared to products requiring combustion and compared to other non-combusting technologies currently on the market.

Our low-temperature, aerosolizing technology is supported by 30 U.S. and international patents and pending patents. This portfolio includes intellectual property (“IP”) around device designs and around formulations containing a wide variety of herbal and pharmaceutical preparations. This system features the ability to verify the user, validate the medicant or pharmaceutical preparation and measure, meter and monitor the proper, prescribed dosage. We define our target market as the “international inhalation market,” a market that includes herbal, pharmaceutical, medical, recreational and lifestyle products and ingredients. Industry experts, like Nielsen, Grand View Research, Fior Markets, have published reports in the last half of 2020 that we have consolidated; these consolidated estimates support that this as an $880 billion USD annual market currently and it’s expected to grow to $1.1 trillion USD by 2025. The largest category within this market is the combustible tobacco market, comprising 92% of the total. Our near-term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

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

Since late 2019 we have focused our efforts on commercializing our HnB technology. This entry began with the December 31, 2019, transaction pursuant to which we acquired the following assets from Xten Capital Group, Inc., formerly known as Chong Corporation (“Xten”), a related party:

●	assignment of all patent applications and patent related documents and materials currently assigned to or owned or held by Xten in the field of HnB methods and embodiments developed by Xten which are the backbone of the CQENS System, consisting of the following:

●	the provisional patent application filed by Xten on January 3, 2018, the non-provisional patent application filed by Xten on June 28, 2018, and the Patent Cooperation Treaty (“PCT”) application filed by Xten on January 3, 2019;

●	all documents and files related to device and tobacco consumable development;

●	all versions of prototyped embodiments, consisting of both device and tobacco consumable embodiments; and

●	all files, correspondence, communication, data, and test results related to the toxicology testing undertaken by Xten related to the CQENS System.

●	exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for device patents assigned to Xten, U.S. Patent No. 9,770,564 and U.S. Patent No. 9,913,950; and

●	exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for international device patents and patent applications assigned to Xten, including those issued in the People’s Republic of China, the European Union, Japan, and Hong Kong, and those pending in Germany, France, Brazil, Canada and Korea, and divisional patents pending in the European Union and Japan.

During 2020 and into 2021 we have continued our efforts that we began in 2019, including:

●	On July 24, 2020, we entered into an Amended and Restated Operating Agreement (the “Operating Agreement”) of Leap Technology LLC (“Leap Technology”) with Zong Group Holdings LLC (“Zong”) and Leap Management LLC (“LM”). Under the terms of the Operating Agreement and the related Contribution Agreement dated July 24, 2020 (the “Contribution Agreement”), we acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free license (the “Leap License Agreement”) for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending, and patents related to our heated tobacco product technology. It is expected that Leap Technology will form additional business entities to commercialize our propriety technology in those Asia Pacific countries which include China, India, Indonesia, Vietnam, the Philippines, Thailand, Malaysia, Singapore, and Hong Kong. The goal of the joint venture is the market development of the Company’s intellectual property in the Asia Pacific region together with other initiatives and the formation business relationships with tobacco companies who operate in the Asia Pacific region. As of the date of this report, the joint venture is still in a pre-formative stage expected to be formalized consistent with the Operating Agreement in the third quarter of 2021;

●	On August 25, 2020, we were issued U.S. Patent 10,750,787 by the U.S. Patent and Trademark Office for a Heat-not Burn Device and Method. The patent covers the technology behind the proprietary CQENS System;

●	On September 4, 2020, we were informed by our intellectual property counsel that it had received a favorable International Preliminary Report on Patentability that was issued as a result of its filing of a Chapter II Demand and Article 34 Amendments with the International Bureau of the WIPO on September 5, 2019. The report was issued in connection with the PCT patent application filed by on January 3, 2019, for our Heat-Not-Burn Device and Method. The examiner’s conclusion was that 84 of the 91 claims were considered to be “patentable,” and while the PCT does not issue patents, based upon management’s experience we believe that a preliminary, favorable examination does provide insight as to how individual country examinations would likely proceed;

●	On September 30, 2020, we entered into an Asset Purchase Agreement with Xten pursuant to which we acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. This transaction effectively terminated all prior licensing agreements, resulting with the portfolio being assigned to the Company;

●	On September 30, 2020, we also entered into a second Asset Purchase Agreement with Xten pursuant to which we acquired certain assets including, but not limited to, a custom-built plume and inhalation testing machine, oscilloscope with probe, multiple pieces of laboratory and workshop equipment, computers, monitors and accessories; and

●	On February 15, 2021, we entered into a non-binding Memorandum of Understanding (the “MOU”) with The Barker Group of Companies and affiliates. The Barker Group is involved in the processing, manufacturing, and distribution of tobacco from “seed through shelf,” principally in the US. From planting the seeds, through growing, processing, manufacturing, and finally placing the finished product on the shelf, The Barker Group has the necessary permits and facilities to support fully legal and regulatory compliant tobacco activity in the U.S. The Barker Group’s businesses have recently expanded to include hemp and CBD products. The Barker Group includes Cherokee Tobacco Company (CTC), the exclusive national distributor of Cherokee and Palmetto cigarettes, Cherokee and Arrowhead pipe tobacco, Cherokee and Virginia Heritage filtered cigars, the full line of Pure HempSmokes, Piedmont Blue CBD products, and AHP hemp pre-rolls. The Barker Group distributes its products to over 130,000 US retail locations. The parties have agreed to negotiate in good faith collaborating on certain strategic initiatives, including the following:

●	to commercialize CQENS’ patented and patent pending HnB technology by designing devices and consumables for The Barker Group to manufacture and distribute exclusively in the U.S. for tobacco, hemp/CBD, and cannabis products where U.S. laws and regulations permit;

●	to prepare and submit a Premarket Tobacco Authorization (“PMTA”) for submission to the FDA to enable the launch of the CQENS System throughout the U.S.; and

●	to expand the scope of the HnB marketing opportunities by also submitting a Modified Risk Tobacco Product (“MRTP”) application to the FDA in addition to the PMTA.

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

On August 17, 2021, CQENS entered into a Joint Venture Agreement (the “JV Agreement”) with Firebird Manufacturing, LLC (“Firebird”). Under the terms of the JV Agreement the parties have agreed to organize, negotiate, and establish a limited liability company joint venture entity (the “Joint Venture Entity”) for the purposes of developing, manufacturing, and distributing Heat- not-Burn (“HnB”) hemp/CBD products in the United States for an initial term of four years, subject to an automatic renewal for successive one-year terms provided certain conditions are met. The Joint Venture Entity will be owned equally by the Company and Firebird. The Company will license its intellectual property to the Joint Venture Entity, receiving a 10% royalty on direct consumable sales and will be responsible for designing and coordinating the manufacture of an HnB device exclusively conformed to heat but not combust hemp/CBD. Firebird will be responsible for manufacturing the hemp/CBD consumable and distributing both the device and consumables to the retail locations where the product can be lawfully sold.

Pursuant to the JV Agreement, the Company and Firebird will each receive on a monthly basis a distribution out of the Joint Venture profits, if any, equal to 30% after payment of expenses. The remaining profits, if any, will be distributed annually. The JV Agreement also provides that the parties will be prohibited from marketing a competing product for two years following the termination of the Joint Venture Entity, subject to penalty in the amount of $5 million. The JV Agreement also sets forth in general terms the respective contributions of the parties, including equipment, manufacturing facilities, intellectual property, and expertise. Under the terms of the JV Agreement, there will be five managers of the Joint Venture Entity, three of whom will be designated by the Company and two of whom will be designated by Firebird. In the event the parties formalize and enter into a Joint Venture Entity Operating Agreement, Jay Barker, an affiliate of Firebird, may be appointed to the Company’s board of directors. The JV Agreement contains customary representations and warranties.

The parties have also agreed to indemnify each other and the JV against any losses arising from a breach by the other of certain representations and warranties. The execution of the Joint Venture Entity Operating Agreement is subject to formalizing the definitive Joint Venture Operating Agreement and the execution of additional agreements, including a license agreement for the use of intellectual property, certain product development agreements, supply agreements and such other agreements as may be necessary to further the purpose of the JV Agreement. As of the date of the filing of this report no other agreements have been entered into by the parties and there are no assurances that the parties will complete and formalize such agreements.

Going concern

For the first nine months of 2021 we reported a net loss of $3,208,938 and net cash used in operations of $1,023,543 compared to a net loss of $1,046,031 and net cash used in operations of $703,143 for the first nine months of 2020. At September 30, 2021, we had cash on hand of $4,026,095 and an accumulated deficit of $8,052,520. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, and despite the cash and cash equivalent amount on hand at the end of this quarter, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in the first nine months of 2021 or 2020. Our total operating expenses for the third quarter of 2021 increased 28.5% over those reported in the third quarter of 2020 while the first nine-months of 2021 increased 208% over those reported in the first nine months of 2020. General and administrative expenses increased 732% in the first nine months of 2021 compared to the same period in 2020 due mainly to the non-cash stock option expense of $1,854,459 relating to the options granted to two contracted engineers involved in research and development activities.

Research and development expenses in the third quarter of 2021 decreased 8.9% over this same period in 2020 while the first nine months show a slight decrease of 0.3% over the first nine months of 2020. Professional fees decreased 14.3% in the third quarter of 2021 compared to the third quarter of 2020 and increased 68% in the first nine months of 2021 when compared to this same period in 2020 which is attributable primarily to an increase in consulting services and legal fees.

We expect that our operating expenses will increase as we continue to develop our business and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in research and development, general overhead, salaries for personnel and technical resources, as well as increased costs associated with our SEC reporting obligations. However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to currently quantify the expected increases in operating expenses in future periods.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2021, we had $4,026,095 in cash and cash equivalents and a working capital surplus of $3,983,571 as compared to $589,153 in cash and cash equivalents and a working capital surplus of $312,132 at December 31, 2020. Our current liabilities decreased $239,529 or 71.2% from December 31, 2020, primarily due to the repayment of the related party loan. Our source of operating capital in the first nine months of 2021 came from the sale of 545,288 shares of our common stock raising $4,810,000 compared to the same period in 2020 where our source of operating capital came from the sale of 496,898 shares of our common stock raising $2,400,000.

The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable. As the company is not generating revenues, continued activities, and expenditures to bring product(s) to market as soon as we are able is important. Management believes the currently available funding will be insufficient to finance the Company’s operations for a year from the date of these financial statements and to satisfy our obligations as they become due.

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

Summary of Cash Flows

	September 30, 2021	September 30, 2020
Net cash (used) in operating activities	$(1,023,543)	$(703,143)
Net cash (used) in investing activities	$(93,971)	$(152,372)
Net cash provided by financing activities	$4,554,456	$2,110,000

Our cash used in operating activities increased 45.6% in the first nine months of 2021 compared to the first nine months of 2020. During these time periods we used the cash to primarily fund our net losses.

In the first nine months of 2021 there was $93,971 net cash used in investing activities from capitalization of IP related legal fees compared to $152,372 in the same period of 2020.

Net cash provided by financing activities for the first nine months of 2021 consisted of $4,810,000 raised from the sale of 545,288 shares of our common stock and $255,544 in debt repayment to Xten compared to $2,400,000 raised from the sale of 496,898 share of our common stock, repayment, and satisfaction in full of the convertible note of $40,000, additional borrowing of $2,500 from Xten and $250,000 repayment of debt to Xten, a common control entity, in the first nine months of 2020.

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

Off balance sheet arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risk factors in Part I, Item 1A in our 2020 10-K and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition, or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 28, 2021, we sold a total of 296,000 shares of our common stock to eleven non-U.S. Persons for a total of $2,960,000. The shares issued contain a legend restricting their transferability absent registration of applicable exemption. The recipients were non-U.S. Persons, and the issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Regulation S promulgated thereunder. We did not pay a commission or finder’s fee and are using proceeds for working capital.

On September 28, 2021, we sold 5,000 shares of our common stock to an investor for $50,000 in a private transaction. The recipient was an accredited investor and the shares issued contain a legend restricting their transferability absent registration of applicable exemption. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2). We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On September 30, 2021, we sold 30,000 shares of our common stock to an investor for $300,000 in a private transaction. The recipient was an accredited investor and the shares issued contain a legend restricting their transferability absent registration of applicable exemption. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2). We did not pay a commission or finder’s fee and are using the proceeds for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Events.

None.

Item 6. Exhibits.

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Number	Furnished Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
10.1	Joint Venture Agreement made as of the 17th day of August 2021 by and among Firebrand Manufacturing, LLC and CQENS Technologies, Inc.	8-K	8/23/21	10.1
10.2	Form of Regulation S Stock Purchase Agreement				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CQENS Technologies Inc.

November 15, 2021	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

November 15, 2021	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

