Form 10-K
period 2021-12-31
CQENS Technologies Inc.
filed 2022-04-14
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 26,015,595 shares of common stock are issued and outstanding as of April 14, 2022.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	financial risks, including:
	●	our history of losses, lack of revenues and insufficient working capital;
	●	our ability to continue as a going concern; and
	●	our ability to raise capital.
●	business risks, including:
	●	our limited operating history and lack of products;
	●	lack of operating history of Leap Technology;
	●	the joint venture with the Barker Group/Firebird Manufactures remains to be finalized;
	●	potential conflicts of interest of our management;
	●	reliance on third-parties;
	●	potential FDA oversight;
	●	lack of marketing and distribution experience;
	●	possible inability to establish and maintain strategic partnerships; and
	●	possible dependence on licensing or collaboration agreements.
●	risks related to our common stock, including:
	●	lack of public market for our common stock; and
	●	possible impact of Delaware’s anti-takeover statutes on our stockholders.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refers to CQENS Technologies Inc., a Delaware corporation formerly known as VapAria Corporation and, where applicable, VapAria Solutions Inc., a Minnesota corporation (“VapAria Solutions”), a wholly owned subsidiary of CQENS. In 2019 we dissolved VapAria Solutions which had no separate operations, assets or liabilities. In addition, “2020” refers to the year ended December 31, 2020, “2021” refers to the year ended December 31, 2021 and “2022” refers to the year ending December 31, 2022.

We maintain a corporate website at www.cqens.com. Unless specifically set forth herein to the contrary, the information which appears on our corporate website is not part of this report.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

We are a technology company. We design and develop innovative methods to heat plant-based and/or medicant-infused formulations to produce aerosols for the efficient and efficacious inhalation of the plant and medicant constituents contained therein. We have two ways of accomplishing this: 1) at high temperatures via induction without combustion or the constituents of combustion; and 2) at low temperatures, where we heat an inert carrier, producing inhalable, medicant-infused aerosols while maintaining the integrity of the active ingredient(s).

Our high-temperature non-combusting technology is supported by 22 U.S. and international patents and pending patents. Among the applications of our patented and patent-pending technology are those for Heat-not-Burn (“HnB”) devices. In one instance for example, our method of heating a tobacco formulation for inhalation is superior, less toxic and far more convenient than other methods of tobacco consumption, especially when compared to the inhalation of the smoke produced by combustible products, i.e., cigarettes, cigars and pipes. Independent tests of our system’s prototypes supported the benefits of rapid heating, confirmed non-combustion, even at high temperatures, and produced better toxicology results, 98% better, when compared to products requiring combustion and compared to other non-combusting technologies currently on the market.

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

We define our target market as the “international inhalation market,” a market that includes herbal, pharmaceutical, medical, recreational and lifestyle products and ingredients. Industry experts, like Nielsen, Grand View Research, Fior Markets, have published reports in 2021 that we have consolidated; these consolidated estimates support that this is an $950 billion USD annual market currently and it’s expected to grow to $1.1 trillion USD by 2025. The largest category within this market is the combustible tobacco market, comprising 92% of the total. Our near term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

We believe our HnB technologies have applications to the international tobacco industry and the growing hemp/CBD and cannabis industries. HnBs represent the latest in tobacco and inhalable technologies, and likely to supplant the electronic vapor system (EVS) technologies including e-cigarettes and electronic nicotine delivery systems. We believe HnBs, if properly designed, will avoid many of the issues that have proved troublesome for EVS’ including thermal decomposition, heating irregularities and the formation and presence of high levels of acrolein and formaldehyde. In late 2019 Philip Morris International introduced its HnB product to U.S. markets. This product, which was sold in more than 40 countries before entering U.S. markets, like other HnB technologies, is a device that heats a tobacco stick, rather than burning it, and testing supports claims that the product can potentially reduce the number of noxious chemicals found in cigarette smoke by 95%.

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

During 2020 and into 2021 we have continued our efforts begun in 2019, including:

● On July 24, 2020 we entered into an Amended and Restated Operating Agreement (the “Operating Agreement”) of Leap Technology LLC (“Leap Technology”) with Zong Group Holdings LLC (“Zong”) and Leap Management LLC (“LM”). Under the terms of the Operating Agreement and the related Contribution Agreement dated July 24, 2020 (the “Contribution Agreement”), we acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free license (the “Leap License Agreement”) for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending and patents related to our heated tobacco product technology. It is expected that Leap Technology will form additional business entities to commercialize our propriety technology in those Asia Pacific countries which include China, India, Indonesia, Vietnam, the Philippines, Thailand, Malaysia, Singapore and Hong Kong. The goal of the joint venture is the market development of the Company’s intellectual property in the Asia Pacific region together with other initiatives and the formation business relationships with tobacco companies who operate in the Asia Pacific region. As of the date of this report, the joint venture is still in a pre-formative stage expected to be formalized consistent with the Restated Operating Agreement in the second quarter of 2022.

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

On August 17, 2021, as a result of the MOU, we entered into a Joint Venture Agreement (the “JV Agreement”) with Firebird Manufacturing, LLC (“Firebird”), a Barker Group company. Under the terms of the JV Agreement the parties have agreed to organize, negotiate, and establish a limited liability company joint venture entity (the “Joint Venture Entity”) for the purposes of developing, manufacturing, and distributing Heat-hemp/CBD products in the United States for an initial term of four years, subject to an automatic renewal for successive one-year terms provided certain conditions are met. The Joint Venture Entity will be owned equally by the Company and Firebird. The Company will license its intellectual property to the Joint Venture Entity, receiving a 10% royalty on direct consumable sales and will be responsible for designing and coordinating the manufacture of an HnB device exclusively conformed to heat but not combust hemp/CBD. Firebird will be responsible for manufacturing the hemp/CBD consumable and distributing both the device and consumables to the retail locations where the product can be lawfully sold.

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

On January 4, 2022, we received notification from the U.S. Patent and Trademark Office that the Company’s amended claims with respect to its U.S. Utility Patent Application for Heat-not-Burn Device and Method, the US National Phase, are allowable and a patent will issue 45 to 60 days following the submission by the Company of the required issuance fees due February 10, 2022.

Human capital

At April 14, 2022, the Company had five employees, including its three executive officers.

In 2021 we engaged seven consultants who performed product design, product testing and corporate business development on our behalf. We compensate these individuals at various rates.

Employee health and safety in the workplace is one of our core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect our workforce so they can more safely and effectively perform their work.

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

Our history

We were incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc. with the principal business objective of merging with or being acquired by another entity. On April 11, 2014, we entered into a Share Exchange Agreement and Plan of Reorganization (the “Share Exchange Agreement”) with VapAria Solutions and its shareholders which is described in greater detail in Note 1 of the notes to our financial statements appearing later in this report. Following the closing of this transaction, in August 2014 we changed the name of our company to VapAria Corporation. In December 2019 we changed our corporate name to CQENS Technologies Inc.

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

We reported a net loss of $8,465,912 and $2,541,532 for 2021 and 2020, respectively, and we have a working capital surplus of $3,532,821 at December 31, 2021. We do not have any revenue generating operations, do not presently expect to launch our first products until mid-2023 and will need to raise significant capital to pay our operating expenses and satisfy our obligations as they become due, in addition to continuing to implement our business plan. If we are unable to secure the necessary capital, our ability to continue our operations will be in jeopardy.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced losses from operations, which losses have caused an accumulated deficit of $13,309,494 at December 31, 2021. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses, minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We do not have any external sources of capital and our working capital is not sufficient to pay our operating expenses and satisfy our obligations as they become due. There are no assurances that we will be able to raise sufficient capital to implement our business plan in order to permit us to begin generating revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We may have difficulty raising capital, which could deprive us of necessary revenues.

We have not generated any revenues to date and, subject to the availability of sufficient capital, do not expect to launch our first products until mid 2023, owing to our recent focus on regulatory approved products. We have raised funds through private transactions in 2020 and 2021 that have to date covered our operating expenses. In order to support our initiatives, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements with well capitalized companies. Our ability to raise additional financing depends on many factors beyond our control, including the current volatility in the capital markets, risks associated with investing in a pre-revenue company with no assurances our products can be commercialized, the lack of a public market for our common stock and the development or prospects for development of competitive technology by others. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may never be able to effectively monetize our intellectual property assets. In that event, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

Leap Technology is in a pre-formative stage with no operating history.

As disclosed earlier in this report, in July 2020 we agreed to become a member of Leap Technology through the contribution of a license for certain of our intellectual property. Leap Technology is still in a pre-formative stage with no operating history and its operations are subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in a newly-formed company. There can be no assurance that at this time that Leap Technology will be able to implement its business plan, generate revenues, operate profitably or will have adequate working capital to meet its obligations as they become due. Prospective investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that Leap Technology’s business strategy will be successful or that it will successfully address these risks. In the event that Leap Technology does not successfully address these risks, its business, prospects, financial condition, and results of operations could be materially and adversely affected and it may not have the resources to continue or expand our business operations. In that event, any benefits we expect to receive from Leap Technology would not materialize.

The Barker Group/Firebird Manufacturing joint venture needs to be finalized.

As of the date of this report, the Barker Group/Firebird Joint Venture has not been finalized. We expect to finalize the Joint Venture by June 30, 2022. There can be no assurance that we will be able to finalize the Joint Venture by then or at any point in the future. In either case, delay in or failure to complete and finalize certain details may impair our ability to realize our business prospects and strategic objectives.

Our management does not devote their full time to our company and certain of our officers and directors may have conflicts of interest.

As of the date of this report we have five fulltime employees, including our three executive officers, While our executive officers devote such time to us as they deem reasonable and necessary to discharge the business of our company, our officers have professional interests in a variety of activities other than those relevant to us Accordingly, conflicts may arise in the allocation of time between our company and one or more of these activities. While we expect that our board of directors and management will exercise their fiduciary obligation to our company, there are no assurances any conflicts of interest which may arise will be resolved in our favor.

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

There is no public market for our common stock. We have delayed seeking a market maker or undertaking an initial public offering, pending the enhancement of our prototypes, the initiation of certain clinical studies and our progress in discussions with certain third parties. We continue to explore securing a market maker to file the appropriate documents with the Financial Industry Regulatory Authority, Inc. (FINRA) to obtain a quotation of our common stock in the over the counter market or engaging an investment banker to assist us in an initial public offering, the timing and success thereof is presently unknown, particularly in light of the current status of the capital markets as a result of the COVID-19 pandemic. Even if we are successful in establishing a public market for our common stock, it is likely that the market will be limited and sporadic and generally at very low volumes until such time, if ever, as we are able to develop a following for our common stock. An active market for our common stock may never develop.

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

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, In December 2019 we entered into a month-to-month lease for the 2020 calendar year with an annual rental of $9,300. In December 2020 a new month-to-month lease, commencing January 1, 2021, was entered into with a rental rate of $775/month. We occupied the space for all of the 2021 calendar year for rent totaling $9,300. We continue to rent on this same month-to-month basis with no change to the monthly rental rate of $775. We are not certain whether or not we will continue renting this space for the entire 2022 calendar year.

In December 2020 we entered into a month-to-month lease for our engineering services at 9057 Soquel Drive, Building B, Suite C, Aptos, CA. In 2021 we paid $22,200 in rent for this space. In 2022 we continued to rent this same month-to-month basis with no change to the monthly rental rate of $1,850. Effective April 15, 2022, the Company entered into a Lease Agreement for research and development and product engineering space located at 8035 Soquel Drive, #41, Aptos, California. The term of the Lease will extend five years from the effective date, unless earlier terminated in accordance with the lease. The Company will have the right to extend the term of the Lease for additional 5-year term.  The Company will pay an escalating base rent over the life of the Lease of initially $3,000 per month. In addition, the Company will pay its pro rata portion of property expenses and operating expenses for the property. As a result of the 2022 lease, the Company has ended the December 2020 lease and will vacate the facility at 9057 Soquel Drive effective April 30, 2022.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. As of April 14, 2022, there were approximately 143 record owners of our common stock.

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

The following discussion of our financial condition and results of operations for 2021 and 2020 and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Going concern

For 2021 we reported a net loss of $8,465,912 and net cash used in operations of $1,516,731. At December 31, 2021 we had cash on hand of $3,588,377 and an accumulated deficit of $13,309,494. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our cash balances and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in 2020 or 2021. Our total operating expenses for 2021 increased 234% over those for 2020. General and administrative expenses, which include amortization, depreciation, compensation, rent, and software subscriptions, website hosting expenses, increased by 339% in 2021 compared to 2020 due to higher levels of compensation in 2021, increased rental costs, and software subscriptions. Research and development expenses in 2021 for new prototype designs and development were $668,751 compared to $630,765 in 2020. Professional fees increased by 175% in 2021 compared to 2020, due largely to business development consulting services utilized in 2021 that were not present in 2020.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2021, we had $3,588,377 in cash and cash equivalents and a working capital surplus of $3,532,821 compared to $589,153 in cash and cash equivalents and a working capital surplus of $312,132 at December 31, 2020. Our current liabilities decreased $137,492 from December 31, 2020, reflecting the retirement of debt despite an increase in our accounts payable and significant increase in our accrued expenses. Our source of operating capital in 2021 came from the sale of 555,288 shares of our Common Stock raising $4,910,000 in capital compared to the same period in 2020 where our source of capital came from the sale of 525,470 shares of our common stock raising $2,600,000 in capital.

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

In 2021 we retired $255,544 of debt, owed to a related party, through repayments. At December 31, 2021 no other debt was owed.

While we raised $4,910,000 from the sale of our securities during 2021, we still will need to raise $3,000,000 to $5,000,000 in additional capital during the next 12 months. There are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy.

Summary of cash flows

	December 31, 2021	December 31, 2020
Net cash (used) in operating activities	$(1,516,731)	$(1,067,969)
Net cash (used) in investing activities	$(138,501)	$(389,657)
Net cash provided by financing activities	$4,654,456	$2,045,481

Our cash used in operating activities increased 42% in 2021 compared to 2020. During these time periods we used the cash primarily to fund our net losses.

In 2021 our cash used in investing activities was comprised of $124,193 from capitalization of intellectual property related legal fees and furniture and equipment of $14,308. In 2020 our cash used in investing activities was comprised of $189,680 from capitalization of intellectual property related to legal fees, $1,689 cash used for trademarks and furniture and equipment of $198,288.

Net cash provided by financing activities in 2021 consisted of $4,910,000 raised from the sales of 555,288 shares of our common stock with repayment of $255,544 to Xten, a common control entity compared to activities in 2020 which consisted primarily of $2,600,000 raised from the sale of 525,470 shares of our common stock, repayment and satisfaction in full of the convertible note of $40,000, capital contribution from fixed and non-capital asset purchase with related party of $64,519 and repayment of $450,000 with borrowing of $2,500 to and from Xten, a common control entity.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2020 appearing later in this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment our management has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. In order to do so, we will need additional capital to permit us to hire employees and put the requisite controls in place. We had expected to expand our accounting resources in 2019, which has been delayed into 2022. Given the uncertainties with our ability to raise working capital as discussed earlier in this report, there are no assurances we will be able to remediate the material weaknesses in our internal control over financial reporting during 2022.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Alexander Chong	57	Chairman of the Board of Directors, Chief Executive Officer
William P. Bartkowski	70	President, Chief Operating Officer
Daniel Markes	60	Vice President, Chief Financial Officer, director
Roger Nielsen	75	Vice President, Secretary, director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. We are aware that the following officer, director or 10% or greater stockholder failed to file on a timely basis the following reports: one Form 4 for each of William Bartkowski, Alexander C. Chong, Daniel Markes and Roger J. Nielsen reporting quarterly option grants under the Company’s 2014 Equity Compensation Plan granted in October 2021, were not timely filed, in each case, due to an administrative error.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;

●	our two most highly compensated named executive officers at December 31, 2021 whose annual compensation exceeded $100,000; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2021.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alexander Chong,	2021	98,400	-	-	2,997,883	(1)	-	-	-	3,096,283
Chief Executive Officer	2020	49,200	25,000	-	874,697	(1)	-	-	-	948,897

Daniel Markes, Chief Financial Officer	2021	90,000	-	-	428,277	(2)	-	-	-	518,277
	2020	45,000	25,000	-	124,956	(2)	-	-	-	194,956

(1)	The amounts represent the aggregate grant date fair value of stock options to purchase (i) 300,000 shares of common stock at an exercise price of $12.00 per share awarded to Mr. Chong in December 2021 and (ii) 175,000 shares of common stock at an exercise price of $5.31 per share awarded to Mr. Chong in October 2020 as additional compensation. The assumptions made in the valuations of the option awards are included in Note 2 of the notes to our financial statements appearing later in this report.

(2)	The amounts represent the aggregate grant date fair value of stock options to purchase (i) 42,858 shares of common stock at an exercise price of $12.00 per share awarded to Mr. Markes in December 2021 and (ii) 25,000 shares of common stock at an exercise price of $5.31 per share awarded to Mr. Markes in October 2020 as additional compensation.

How the executive’s compensation is determined

Mr. Chong, who has served as our Chief Executive Officer since July 2014, previously did not receive cash compensation for his services to us. Effective August 1, 2020, the board of directors approved an annual salary for Mr. Chong of $98,400 and in October 2020 he was awarded stock options to purchase 175,000 shares of our common stock at an exercise price of $5.31 as additional compensation. In addition, effective August 1, 2020, the board of directors also approved the following salaries: (1) COO, William Bartkowski, of $81,600 per annum; and (2) CFO, Daniel Markes, of $90,000 per annum. The Company did not enter into any written employment agreements with its officers. The amount of compensation we may pay to Mr. Chong from time to time is in the discretion of the board of directors of which he is one of three members.

Effective with the end of the first 2022 pay period, on January 14, 2022, the board approved annual salaries for its: (1) CEO, Alexander Chong, of $325,080 per annum; (2) COO, William Bartkowski, of $125,040 per annum; and (3) CFO, Daniel Markes, of $200,040 per annum. At this time, the Company has not entered into any written employment agreements with these officers.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2021:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Alexander Chong, CEO	300,000	-	-	1.40	12/21/23	-	-	-	-
	175,000	-	-	1.00	12/31/24	-	-	-	-
	175,000	-	-	5.31	10/1/25	-	-	-	-
	300,000	-	-	12.00	10/20/26	-	-	-	-

Dan Markes, CFO	42,858	-	-	1.40	12/31/23	-	-	-	-
	25,000	-	-	1.00	12/31/24	-	-	-	-
	25,000	-	-	5.31	10/1/25	-	-	-	-
	42,858	-	-	12.00	10/20/26	-	-	-	-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 14, 2022, we had 26,015,595 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2022 by:

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%

Alexander Chong (1)	20,195,716	74.7%
William P. Bartkowski (2)	135,716	≤1%
Daniel Markes (3)	447,146	1.7%
Roger Nielsen (4)	421,431	1.6%
All officers and directors as a group (four persons) (1)(2)(3)(4)	21,200,009	78.0%

(1)	Includes: (i) 1,805,715 shares of our common stock held of record by Chinhak LLC; (ii) 17,440,001 shares of our common stock held of record by Xten; (iii) 300,000 shares of common stock underlying options held with an exercise price of $1.40; (iv) 175,000 shares of common stock underlying options with an exercise price of $1.00 per share; (v) 175,000 shares of common stock underlying options held at an exercise price of $5.31 per share; and (vi) 300,000 shares of common stock underlying options held with an exercise price of $12.00 per share. Mr. Chong has voting and dispositive control over the shares held of record by both of these entities.

(2)	Includes (i) 42,858 shares of common stock underlying options with an exercise price of $1.40 per share; (ii) 25,000 shares of common stock underlying options with an exercise price of $1.00 per share; (iii) 25,000 shares of common stock underlying options with an exercise price of $5.31; and (iv) 42,858 shares of our common stock of common stock underlying options with an exercise price of $12.00 per share.

(3)	Includes (i) 168,572 shares of our common stock; (ii) 42,858 shares of common stock underlying options with an exercise price of $1.40 per share; (iii) 25,000 shares of common stock underlying options with an exercise price of $1.00 per share; (iv) 25,000 shares of common stock underlying options with an exercise price of $5.31; (v) 42,858 shares of common stock underlying options with an exercise price of $12.00 per share; and (vi) 142,858 shares of our common stock owned by Paula Markes, his spouse.

(4)	Includes (i) 285,715 shares of our common stock; (ii) 42,858 shares of common stock underlying options with an exercise price of $1.40 per share; (iii) 25,000 shares of common stock underlying options with an exercise price of $1.00 per share; (iv) 25,000 shares of common stock underlying options with an exercise price of $5.31; and (v) 42,858 shares of our common stock underlying options with an exercise price of $12.00 per share.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plans not approved by our stockholders:	0	-	-
Plans approved by stockholders:
2014 Equity Compensation Plan	857,148	$6.70	671,432
2019 Equity Compensation Plan	900,000	$5.29	1,400,000

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

Early in 2020 the Company borrowed $2,500 from Xten, a common control entity. On June 24, 2020 the Company repaid $250,000 to Xten. On December 3, 2020 the Company repaid an additional $200,000 to Xten to reduce the debt to Xten, a common control entity. The balance outstanding at December 31, 2020 due Xten was $255,544. The loan is unsecured, noninterest bearing and due on demand. In September 2021 the Company repaid the balance of the loan.

In early 2020 we entered into a short-term research and development agreement with Xten. Costs to the Company were $427,788 in research and development costs resulting from these activities. This agreement expired September 30, 2020.

On September 30, 2020, the Company entered into an Asset Purchase Agreement with Xten pursuant to which it acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. As consideration for the acquisition, the Company issued Xten common stock purchase warrants exercisable for an aggregate of 21,000,000 shares of its common stock at an exercise price of $5.31 per share (the “Warrants”), including (i) a Series A Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2023 and expiring on September 30, 2026, (ii) a Series B Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2026 and expiring on September 30, 2029, and (iii) a Series C Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2029 and expiring on September 30, 2032. The Company has the right to accelerate or extend the exercise period of each series of Warrants in its discretion. In addition, the exercise period of each series of Warrants automatically accelerates in the event of a “change of control” (as defined in the Warrants) prior to such series of Warrants becoming exercisable by its respective terms. The IP Asset Purchase Agreement contained customary indemnification provisions. The assets have been accounted for at its carrying value of $191,594.

On September 30, 2020, the Company entered into an Other Assets Purchase Agreement with Xten to purchase certain assets including: multiple pieces of laboratory and workshop equipment; custom built plume and inhalation testing machine; computers, monitors and accessories; prepaid rent; and, laboratory/workshop supplies, for a purchase price of $263,512. The Other Assets Asset Purchase Agreement also contained customary indemnification provisions.

Director independence

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for 2021 and 2020.

	2021	2020

Audit Fees	$45,000	$27,500
Audit-Related Fees		-
Tax Fees		-
All Other Fees		-
Total	$45,000	$27,500

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to the auditors with respect to 2021 were pre-approved by the entire board of directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

●	Report of MaloneBailey, LLP, Houston, TX (PCAOB ID 206);

●	Consolidated balance sheets at December 31, 2021 and 2020;

●	Consolidated statements of operations for the years ended December 31, 2021 and 2020;

●	Consolidated statements of changes in stockholders’ equity (deficit) for the years ended December 31, 2021 and 2020;

●	Consolidated statements cash flows for the years ended December 31, 2021 and 2020, and

●	Notes to consolidated financial statements.

(b)	Exhibits.

		Incorporated by Reference			Filed or Furnished Herewith
No .	Exhibit Description	Form	Date Filed	Number
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3(c)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/18/29	3.5
4.1	Form of Series A Common Stock Purchase Warrant	8-K	10/2/20	4.1
4.2	Form of Series B Common Stock Purchase Warrant	8-K	10/2/20	4.2
4.3	Form of Series C Common Stock Purchase Warrant	8-K	10/2/20	4.3
10.1	Exclusive License and Option to License Agreement dated December 31, 2013 by and between Chong Corporation and VapAria Corporation	S-1	5/1/14	10-b
10.2	Intellectual Property Assignment Agreement dated August 1, 2010 between Alexander C. Chong, William P. Bartkowski and Chong Corporation	S-1	6/9/14	10(d)
10.3	2014 Equity Compensation Plan	8-K	8/21/14	10.7
10.4	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 228 patent	8-K	1/29/16	10.9
10.5	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 040 patent	8-K	1/29/16	10.10
10.6	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 617 patent application	8-K	1/29/16	10.11
10.7	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 939 patent application	8-K	1/29/16	10.12
10.8	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 279 patent application	8-K	1/29/16	10.13
10.9	Lease extension dated December 31, 2017 with Chong Corporation	10-K	3/29/18	10.21
10.10	Asset Purchase Agreement dated December 31, 2019 by and between CQENS Technologies Inc. and Chong Corporation	8-K	1/2/20	10.1
10.11	Form of Stock Purchase Agreement	8-K	10/31/19	10.1
10.12	Commercial Month to Month Lease	10-K	4/10/20	10.29
10.13	Form of Stock Purchase Agreement	8-K	6/5/20	10.1
10.14	Form of Amended and Restated Operating Agreement dated July 24, 2020 of Leap Technology LLC by and between CQENS Technologies, Inc., Zong Group Holdings LLC and Leap Management LLP	8-K	7/29/20	10.1
10.15	Form of Contribution Agreement Via Exclusive Licensing Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLC	8-K	7/29/20	10.2

10.16	Form of Intellectual Property License Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLP	8-K	7/29/20	10.3
10.17	Asset Purchase Agreement dated September 30, 2020 by and between CQENS Technologies Inc. and Xten Capital Group, Inc. (IP)	8-K	10/2/20	10.1
10.18	Asset Purchase Agreement dated September 30, 2020 by and between CQENS Technologies Inc. and Xten Capital Group, Inc. (other assets)	8-K	10/2/20	10.2
10.19	Joint venture Agreement by and among Firebrand Manufacturing, LLC and CQENS Technology, Inc. dated August 17, 2021	8-K	8/23/21	10.1
10.20	Commercial Lease Agreement Research and Development Facilities effective April 15, 2022				Filed
14.1	Code Conduct and Ethics	10-K	4/14/15	14.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Filed

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CQENS Technologies Inc.

April 14, 2022	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

April 14, 2022	By:	/s/ Daniel Makes
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

Name	Positions	Date

/s/ Alexander Chong	Chief Executive Officer, Chairman of the Board of	April 14, 2022
Alexander Chong	Directors, principal executive officer

/s/ William P. Bartkowski	President, Chief Operating Officer	April 14, 2022
William P. Bartkowski

/s/ Daniel Markes	Vice President, Chief Financial Officer, director,	April 14, 2022
Daniel Markes	principal financial and accounting officer

/s/ Roger Nielsen	Vice President, secretary, director	April 14, 2022
Roger Nielsen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CQENS Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CQENS Technologies, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013.

April 14, 2022

CQENS Technologies Inc.

Balance Sheets

	December 31
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$3,588,377	$589,153
Prepaid expenses	143,369	59,396
Total Current Assets	3,731,746	648,549
Equipment, net	190,005	193,804
Intellectual property, net	707,760	643,216
TOTAL ASSETS	4,629,511	1,485,569
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$82,126	$44,202
Accrued expenses	116,799	36,671
Loan from related party	-	255,544
Total Current Liabilities	198,925	336,417
TOTAL LIABILITIES	198,925	336,417
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 26,015,595 shares issued and outstanding at December 31, 2021 and 25,397,685 shares issued and outstanding at December 31, 2020	2,602	2,540
Additional paid-in capital	17,737,478	5,990,194
Accumulated deficit	(13,309,494)	(4,843,582)
TOTAL STOCKHOLDERS’ EQUITY	4,430,586	1,149,152
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,629,511	$1,485,569

See accompanying notes to financial statements

CQENS Technologies Inc

Statements of Operations

	Year ended December 31
	2021	2020
Operating Expenses
General and administrative	$6,848,390	$1,561,232
Research and development	668,751	630,765
Professional fees	937,665	340,388
Total Operating Expenses	8,454,806	2,532,385
Total Operating Loss	(8,454,806)	(2,532,385)
Other (Expense)	(11,106)	(9,147)
Net Loss	$(8,465,912)	$(2,541,532)

Basic and diluted loss per common share	(0.33)	(0.10)

Basic and diluted weighted average shares outstanding	25,656,906	25,242,682

See accompanying notes to financial statements

CQENS Technologies Inc

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2021 and December 31, 2020

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2019	24,837,203	$2,484	$1,733,900	$(2,302,050)	$(565,666)

Common stock for cash	525,470	53	2,599,947	-	$2,600,000

Common stock for note payable	15,384	1	76,916	-	$76,917

Common stock for consulting services	41,058	4	205,286	-	$205,290

Warrants for intellectual property	-	-	191,594	-	$191,594

Common stock returned to treasury	(21,430)	(2)	(2,498)	-	$(2,500)

Capital distribution to common control entity	-	-	(64,519)	-	$(64,519)

Stock options expense	-	-	1,249,568	-	$1,249,568

Net Loss	-	-	-	(2,541,532)	$(2,541,532)

Balance December 31, 2020	25,397,685	$2,540	$5,990,194	$(4,843,582)	$1,149,152

Common stock issued for cash	555,288	55	4,909,945	-	$4,910,000

Common stock issued for consulting services	62,622	7	517,997	-	$518,004

Stock options expense	-	-	6,319,342	-	$6,319,342

Net Loss	-	-	-	(8,465,912)	$(8,465,912)

Balance December 31, 2021	26,015,595	$2,602	$17,737,478	$(13,309,494)	$4,430,586

See accompanying notes to financial statements

CQENS Technologies Inc.

Statements of Cash Flows

	Year ended December 31
	2021	2020

Cash flows from operating activities
Net loss	$(8,465,912)	$(2,541,532)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	59,649	30,093
Depreciation expense	18,107	4,484
Stock options expense	6,319,342	1,249,568
Common stock issued for consulting services	518,004	205,290
Changes in operating assets and liabilities:
Prepaid expenses	(83,973)	(57,843)
Accounts payable	37,924	33,480
Accrued expenses	80,128	29,806
Interest payable	-	(21,315)
Net cash used in operating activities	(1,516,731)	(1,067,969)

Cash flows from investing activities
Additions to intellectual property	(124,193)	(191,369)
Additions to furniture and equipment	(14,308)	(198,288)
Net cash flows used in investing activities	(138,501)	(389,657)

Cash flows from financing activities
Proceeds from issuance of common stock	4,910,000	2,600,000
Repurchase of common stock	-	(2,500)
Capital contribution from fixed asset purchase - related party	-	(64,519)
Borrowing on debt with related party	-	2,500
Repayment of related party debt	(255,544)	(450,000)
Repayment of convertible note	-	(40,000)
Net Cash provided by financing activities	4,654,456	2,045,481

Net change in cash and cash equivalents	2,999,224	587,855
Cash and cash equivalents, beginning of period	589,153	1,298
Cash and cash equivalents, end of period	$3,588,377	$589,153

Supplementary Information
Interest paid	-	22,323
Income taxes paid	-	-

Supplementary disclosure of non-cash activities:
Warrants issued for intellectual property	$-	$191,594
Common stock issued from conversion of note payable and accrued interest	$-	$76,917

See accompanying notes to financial statements

CQENS Technologies, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

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

In 2020 and 2021 the effects of the COVID-19 pandemic were felt by the Company. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will continue to adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 have caused certain of these opportunities to be delayed. Should the pandemic continue and/or be prolonged into 2022 certain of these opportunities might be limited or lost. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

The execute officers hired by the Company in the third quarter of 2020 continue at December 31, 2021 to be the company’s three employees. Effective December 23, 2021 the Board of Directors approved annual salary increases for its: CEO, Alexander Chong, COO, William Bartkowski and CFO, Daniel Markes, resulting in a new annual combined base of $650,160 per annum compared to $270,000 per annum previously. To date the Company has not entered into any written employment agreements with the officers.

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

Cash equivalents – All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2021 there were no cash equivalents.

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

If we believe our assets to be impaired, the impairment we will recognize will be the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write down will be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the useful lives of the assets. If a change were to occur in any of the above-mentioned factors or estimates, our reported results could materially change. There was no impairment at December 31, 2021 and December 31, 2020.

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

Leases - In February 2016, the FASB issued ASU 2016-02 “Leases” which amended current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payment that depend on an index or rate and certain transition adjustments.

The Company adopted the new standard on January 1, 2019, using the modified-retrospective method. The new standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the land easements practical expedients as this is not applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, that the Company does not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. Certain leases of low-value assets are also not recognized.

The Company will recognize an operating lease asset and operating lease liability for each lease with a contractual term greater than 12 months at the time of lease inception. We will not record leases with an initial term of 12 months or less on our balance sheet but will continue to record rent expense on a straight-line basis over the lease term.

Operating lease assets and liabilities will be recognized at the lease commencement date, which is the date we control the use of the property. Operating lease liabilities represent the present value of lease payments not yet paid.

We made the policy election to combine lease and non-lease components. We will consider fixed CAM as part of our fixed future lease payments; therefore, fixed CAM, if any, will be included in our lease liability. To determine the present value of lease payments not yet paid, we will estimate incremental borrowing rates corresponding to the lease term including reasonably certain renewal periods. We will estimate this rate based on prevailing financial market conditions, credit analysis, and management judgment.

Total lease costs will include fixed operating lease costs, variable lease costs and short-term lease costs. Our real estate lease requires we pay certain expenses, such as CAM costs and insurance, of which the fixed portion will be included in operating lease costs. We will recognize operating lease costs on a straight-line basis over the lease term.

Operating lease assets represent our right to use an underlying asset and will be based upon the operating lease liabilities adjusted for prepayments, initial direct costs, lease incentives, and impairment of operating lease assets.

For operating leases, operating lease assets will be reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability.

Intellectual Property - Intellectual property assets primarily represent rights through patent assignments and are generally amortized on a straight-line basis over periods of benefit, ranging up to 17 years. For the fiscal year ended December 31, 2021, the Company amortized $59,649 compared to $30,093 in the previous year, related to the value of its patent portfolio, acquired in 2013, 2016, 2019 and 2020 from an affiliate (see Note 5).

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

Stock-based Compensation - The Company accounts for stock-based compensation in accordance with the provision of ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. We granted 428,574 options to the management team in 2021 valued at $4,282,717 compared to 250,000 options to the management team in 2020 valued at $1,249,568.

On February 15, 2021 the Board of Directors determined that it was in the best interest of the Company to grant stock options under the Company’s 2019 Equity Compensation Plan to two consulting engineers involved in our research and development. Each of the consultants was granted options to purchase 200,000 shares at $7.00 per share. 100,000 of the grants are exercisable immediately, with the balance vesting over the next four years in equal installments and subject to certain terms and conditions, including continuing in their consulting roles through the vesting periods. The fair market value of the options at the grant date was determined to be $2,798,086 of which $2,036,625 was expensed in 2021. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $7.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 303.59%; and 4) the risk-free rate of return of 0.27%. The exercise period of the immediately exercisable options terminates on February 15, 2026.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts payable and debt are a reasonable estimate of fair value because of the short period of time between origination of such instruments and their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available.

Recent Accounting Pronouncements –

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

	December 31, 2021	December 31, 2020
Net operating loss carryforward	$284,218	$143,123
Valuation allowance	$(284,218)	$(143,123)
Net deferred asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2021 or 2020.

The Company’s cumulative net operating loss carryforward as of December 31, 2021 amounted to $1,353,419 of which $50,052 represents net operating losses prior to 2017 and will expire between December 31, 2033 and December 31, 2038. The years going back to 2018 remain open for examination by relevant tax authorities.

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

On September 30, 2021, we sold 30,000 shares of our common stock for $300,000 to an investor in a private transaction. We did not pay a commission or finder’s fee

On October 18, 2021 we sold 5,000 shares of our common stock for $50,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On November 18, 2021 we entered into a consulting engagement memorandum with an unrelated third party pursuant to which we engaged this party to identify key Asian resources for our company. As compensation for the services, we issued this individual 10,000 shares of our common stock valued at $100,000. The recipient was a non-U.S. person, and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

On November 23, 2021 we sold 3,000 shares of our common stock for $30,000 to a non-U.S. Person in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On November 29, 2021 we entered into a consulting engagement memorandum with an unrelated third party pursuant to which we engaged this party to identify key Asian resources for our company. As compensation for the services, we issued this individual 16,550 shares of our common stock valued at $165,550. The recipient was a non-U.S. person, and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Regulation S promulgated thereunder.

On December 6, 2021 we sold 2,000 shares of our common stock to an investor in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

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

As of December 31, 2021 the Company had 26,015,595 shares of common stock issued and outstanding.

Preferred Stock

There are no shares of Series A Preferred issued and outstanding in 2021 or 2020.

Stock Options

On February 15, 2021, we granted 400,000 options under the Company’s 2019 Equity Compensation Plan to two consulting engineers involved in our research and development. Each of the consultants was granted options to purchase 200,000 shares at $7.00 per share. 100,000 of the grants are exercisable immediately, with the balance vesting over the next four years in equal installments and subject to certain terms and conditions, including continuing in their consulting roles through the vesting periods. The fair market value of the options at the grant date was determined to be $2,798,086 of which $2,036,625 was expensed in 2021. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $7.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 303.59%; and 4) the risk-free rate of return of 0.27%. The exercise period of the immediately exercisable options terminates on February 15, 2026.

On October 21, 2021, in line with the Company’s 2014 Equity Compensation Plan, 428,574 non-qualified stock options were granted to its management. These options were fully vested upon grant and have an exercise price of $12.00 per share. The fair market value of the options at the grant date was determined to be $4,282,717 which was expensed immediately. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of companies with profiles similar to ours; 2) expected term of 5 years; 3) computed volatility of 680.81%; and, 4) the risk free rate of return of 1.23%. The exercise period terminates on October 21, 2026.

On December 30, 2021, the non-qualified stock options that were granted to management on December 30, 2016, expired without exercise. The result is a reduction of 428,574 to the outstanding and exercisable options.

On October 1, 2020 in line with the Company’s 2019 Equity Compensation Plan, 250,000 non-qualified stock options were granted to its management. These options were fully vested upon grant and have an exercise price of $5.31 per share. The fair market value of the options at the grant date was determined to be $30,849 which was expensed immediately. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $0.15, based on the price of companies with profiles similar to ours; 2) expected term of 2.5 years; 3) computed volatility of 259.87%; and, 4) the risk free rate of return of 1.19%. The exercise period terminates on October 1, 2025.

On December 31, 2020, the non-qualified stock options that were granted to management on December 31, 2015, expired without exercise. The result is a reduction of 428,574 to the outstanding and exercisable options.

As of December 31, 2021, the Company has 1,757,148 outstanding and exercisable options at a weighted average exercise price of $5.76 and a weighted average remaining term of 3.8 years and an intrinsic value of zero.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In 2021 the Company utilized the services of Apparatus Global Solutions, a common control entity that provided accounting support and website development. The total cost was $5,138.

Early in 2020 the Company borrowed $2,500 from Xten, a common control entity. On June 24, 2020 the Company repaid $250,000 to Xten. On December 3, 2020 the Company repaid an additional $200,000 to Xten to reduce the debt to Xten, a common control entity. The balance outstanding at December 31, 2020 due Xten is $255,544. The loan is unsecured, noninterest bearing and due on demand.

In September 2021 the Company repaid the balance of the loan of $255,544 to Xten Capital Group, a common control entity. The result was the elimination of this debt.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong. Annual rent was $9,300 for each of the years ended December 31, 2021 and 2020. In December 2020 we entered into a new month-to-month lease that began January 1, 2021 with a monthly rental rate of $775. As of December 31, 2021, there is no outstanding balance for rent due to 5550 Nicollet LLC.

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

NOTE 9 – COMMITMENT AND CONTINGENCIES

The Asset Purchase Agreement entered into September 30, 2020 by the Company and Xten, a common control entity, where the Company acquired certain patents and patent applications, replaces the 2013 and 2016 License Agreements effectively eliminating the commitment and contingencies of these previous agreements.

Note 10 – SUBSEQUENT EVENTS

In January 2022 we entered into a consulting agreement with an unrelated third party whereby the consultant will provide introductions to manufacturers and advice and counsel regarding potential manufacturers for the products of the Company in the Peoples Republic of China and/or other territories of Asia and general business plan and strategy in the region as required by the Company. Further the consultant will identify and introduce high net worth capital sources (qualified non-U.S. investors) to the Company. In exchange the Company paid a consulting fee of $333,000.

In March 2022 we entered into a three-year lease agreement commencing April 15, 2022 through April 30, 2025 at an initial annual rate of $57,400 paid in monthly installments of $4,800. We have an option to extend for an additional five-year period. Annual increases are tied to the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers for San Francisco-Oakland-San Jose area.

