Form 10-Q
period 2022-03-31
CQENS Technologies Inc.
filed 2022-05-10
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,015,595 shares of common stock are issued and outstanding as of May 9, 2022.

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	financial risks, including:

●	our history of losses, lack of revenues and insufficient working capital;
●	our ability to continue as a going concern;
●	our ability to raise capital;

●	business risks, including:

●	our limited operating history and lack of products;
●	the lack of operating history of Leap Technology LLC;
●	the joint venture with the Barker Group/Firebird Manufactures remains to be finalized;
●	potential conflicts of interest of our management;
●	reliance on third parties;
●	potential FDA oversight;
●	lack of marketing and distributing experience;
●	possible inability to establish and maintain strategic partnerships;
●	possible dependence on licensing or collaboration agreements;

●	risks relating to our common stock, including:

●	the lack of a public market for our common stock; and
●	possible impact of Delaware’s anti-takeover statutes on our shareholders.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, Part 1. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed on April 14, 2022 (the “2021 10-K”) and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “first quarter of 2022” refers to the three months ended March 31, 2022, “first quarter of 2021” refers to the three months ended March 31, 2021, “2021” refers to the year ended December 31, 2021, and “2022” refers to the year ending December 31, 2022. The information which appears on our web site at www.cqens.com is not part of this report.

ii

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

CQENS Technologies Inc.

Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,585,676	$3,588,377
Prepaid expenses	468,050	143,369
Total Current Assets	3,053,726	3,731,746
Equipment, net	192,833	190,005
Intellectual property, net	769,273	707,760
TOTAL ASSETS	$4,015,832	$4,629,511
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$181,934	$82,126
Accrued expenses	65,794	116,799
Total Current Liabilities	247,728	198,925
TOTAL LIABILITIES	247,728	198,925
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value: 10,000,000 shares authorized no shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 26,015,595 shares issued and outstanding at March 31, 2022 and December 31, 2021	2,602	2,602
Additional paid-in capital	17,875,924	17,737,478
Accumulated deficit	(14,110,422)	(13,309,494)
TOTAL STOCKHOLDERS’ EQUITY	3,768,104	4,430,586
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,015,832	$4,629,511

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2022	2021
Operating Expenses
General and administrative	$413,953	$1,599,051
Research and development	154,928	151,535
Professional fees	232,047	59,414
Total Operating Expenses	800,928	1,810,000
Total Operating Loss	(800,928)	(1,810,000)
Other Income (Expense)	-	39
Net Loss	$(800,928)	$(1,809,961)

Basic and diluted loss per common share	$(0.03)	$(0.07)
Basic and diluted weighted average shares outstanding	26,015,595	25,415,940

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	26,015,595	$2,602	$17,737,478	$(13,309,494)	$4,430,586

Stock options expense			138,446	-	$138,446

Net loss	-	-	-	(800,928)	$(800,928)

Balance March 31, 2022	26,015,595	$2,602	$17,875,924	$(14,110,422)	$3,768,104

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2020	25,397,685	$2,540	$5,990,194	$(4,843,582)	$1,149,152

Stock options expense	-	-	1,490,127	-	$1,490,127

Common stock issued for cash	71,429	7	499,993	-	$500,000

Net loss		-	-	(1,809,961)	$(1,809,961)

Balance, March 31, 2021	25,469,114	$2,547	$7,980,314	$(6,653,543)	$1,329,318

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(800,928)	$(1,809,961)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	16,245	13,727
Depreciation expense	4,972	4,484
Stock options expense	138,446	1,490,127
Changes in operating assets and liabilities:
Prepaid expenses	(324,681)	6,343
Accounts payable	99,808	(5,091)
Accrued expenses	(51,005)	6,018
Net cash used in operating activities	(917,143)	(294,353)

Cash flows from investing activities
Additions to intellectual property	(77,758)	(45,297)
Additions to furniture and equipment	(7,800)	-
Net cash flows used in investing activities	(85,558)	(45,297)

Cash flows from financing activities
Proceeds from issuance of common stock	-	500,000
Net cash provided by financing activities	-	500,000

Net change in cash and cash equivalents	(1,002,701)	160,350
Cash and cash equivalents, beginning of period	3,588,377	589,153
Cash and cash equivalents, end of period	$2,585,676	$749,503

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Notes to Unaudited Financial Statements

March 31, 2022

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

CQENS Technologies, Inc. (“we”, “our”, the “Company”, “CQENS”) . is a technology company with a proprietary method of heating plant-based consumable formulations that produce an aerosol that lead to the effective and efficient inhalation of the plant’s constituents. This is accomplished at a high temperature but without the accompanying constituents of combustion. Our system of heating is a high temperature, non-combustion system. Our Heat-not-Burn Tobacco Product (HTP) system is a patent-pending method of heating plant-based consumables for inhalation that is superior to other methods of ingestion, smoking, vaping, swallowing or via topical application.

In the first quarter of 2022 the effects of the COVID-19 pandemic were felt by the Company. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will continue to adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 have caused certain of these opportunities to be delayed. Should the pandemic continue and/or be prolonged throughout 2022 certain of these opportunities might be limited or lost. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

Basis of Presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2022 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2021 audited financial statements. The results of operations for the period ended March 31, 2022 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

There was no sale of our common stock during the first quarter of 2022.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises on a month-to-month basis from 5550 Nicollet, LLC, a company owned by Mr. Chong. Rent for each of the first quarters of 2022 and 2021 was $2,325. As of March 31, 2022, there is no outstanding balance for rent due to 5550 Nicollet LLC.

Note 5 – SUBSEQUENT EVENTS

On April 15, 2022 we took possession of new research and development space from a lease that went into effect in April with a three-year term ending April 30, 2025 at an initial annual rate of $57,400 paid in monthly installments of $4,800. We have an option to extend for an additional five-year period. Annual increases are tied to the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers for San Francisco-Oakland-San Jose area.

On April 21, 2022 we granted 60,000 options under the Company’s 2014 Equity Compensation Plan to two consultants. Each of the consultants was granted options, fully vested upon grant, to purchase 30,000 shares at an exercise price of $10.00 per share. The fair market value of the options at the grant date using the Black Sholes option pricing model was determined to be $599,293.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2021 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

We define our target market as the “international inhalation market,” a market that includes herbal, pharmaceutical, medical, recreational and lifestyle products and ingredients. Industry experts, like Nielsen, Grand View Research, Fior Markets, have published reports in the last half of 2021 that we have consolidated; these consolidated estimates support that this as an $950 billion USD annual market currently and it’s expected to grow to $1.1 trillion USD by 2025. The largest category within this market is the combustible tobacco market, comprising 92% of the total. Our near-term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

We believe our HnB technologies are of great interest to the international tobacco industry and the growing hemp/CBD and cannabis industries. HnBs represent the latest in tobacco and inhalable technologies, and likely to supplant the electronic vapor system (EVS) technologies including e-cigarettes and electronic nicotine delivery systems. We believe HnBs, if properly designed, will avoid many of the issues that have proved troublesome for EVS’ including thermal decomposition, heating irregularities and the formation and presence of high levels of acrolein and formaldehyde. In late 2019 Philip Morris International introduced its HnB product to U.S. markets. This product, which was sold in more than 40 countries before entering U.S. markets, like other HnB technologies, is a device that heats a tobacco stick, rather than burning it, and testing supports claims that the product can potentially reduce the number of noxious chemicals found in cigarette smoke by 95%.

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

Through to the date of this report we have continued our efforts begun in 2019, including:

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

Since signing the MOU, we have been engaged in discussions and negotiations designed to identify an initial target market in the U.S. and the EU, to develop a product for that market and agree to a definitive agreement to launch the product.

Going concern

For the first quarter of 2022 we reported a net loss of $800,928 and net cash used in operations of $917,143 compared to a net loss of $1,809,961 and net cash used in operations of $294,353 for the first quarter of 2021. At March 31, 2022, we had cash on hand of $2,585,676 and an accumulated deficit of $14,110,422. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our limited cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, despite the cash and cash equivalent amount on hand at the end of this quarter, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in either the first quarter of 2022 or the first quarter of 2021. Our total operating expenses for the first quarter of 2022 decreased 56% over those reported in the first quarter of 2021. General and administrative expenses decreased 74% in the first quarter of 2022 from the comparable period in 2021 due mainly to the non-cash stock options expense of $1,490,127 in the first quarter of 2021 for the two contracted engineers involved in the research and development activities.

Research and development expenses in the first quarter of 2022 remained consistent showing a slight increase of 2% over this same period in 2021. Professional fees increased 291% in the first quarter of 2022 compared to the first quarter of 2021 which is attributable primarily to an agreement entered into in January 2022 with an unrelated third party whereby the consultant will provide introductions to manufacturers and advice and counsel regarding potential manufacturers for the products of the Company in the Peoples Republic of China and/or other territories of Asia and general business plan and strategy in the region as required by the Company. Further the consultant will identify and introduce high net worth capital sources (qualified non-U.S. investors) to the Company. In exchange the Company paid a consulting fee of $333,000.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2022, we had $2,585,676 in cash and cash equivalents and a working capital surplus of $2,805,998 as compared to $3,588,377 in cash and cash equivalents and a working capital surplus of $3,532,821 at December 31, 2021. Our current liabilities increased $48,803 from December 31, 2021, reflecting a $99,808 increase in accounts payable offset by a $51,005 decrease in accrued expenses. Our source of operating capital in the first quarter of 2022 came solely from the cash on hand at the end of 2021 compared to the first quarter of 2021 where we sold 71,429 shares of our common stock that raised $500,000.

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

As of March 31, 2022 we have no outstanding debt with a related party where at the end of the first quarter of 2021 we owed a related party $255,544.

We will need to raise $3,000,000 to $5,000,000 in additional capital during the next 12 months. As we do not have any firm commitments for all or any portion of this necessary capital, there are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy.

Summary of cash flows

	March 31, 2022	March 31, 2021
Net cash (used) in operating activities	$(917,143)	$(294,353)
Net cash (used) in investing activities	$(85,558)	$(45,297)
Net cash provided by financing activities	$-	$500,000

Our cash used in operating activities increased 212% in the first three months of 2022 compared to the first three months of 2021. During these time periods we primarily used the cash to fund our net losses.

In the first quarter of 2022 there was $85,558 net cash used in investing activities from capitalization of IP related legal fees and for additions to furniture and equipment compared to net cash used in investing activities of $45,297 for the capitalization of IP related legal fees in the first quarter of 2021.

We had no net cash provided by financing activities in the first quarter of 2022. In the first quarter of 2021 our net cash provided by financing activities consisted of $500,000 raised from the sale of 71,429 shares of our common stock.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited financial statements for 2021 appearing in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 14, 2022.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of continuing material weakness in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the year ended December 31, 2021. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources during 2022. in an effort to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risk factors in Part I, Item 1A in our 2021 10-K and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
10.1	Commercial Lease Agreement Research and Development Facilities effective April 15, 2022	10-K	4/14/22	10.20
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CQENS Technologies Inc.

May 10, 2022	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

May 10, 2022	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

