Form 10-Q
period 2022-06-30
CQENS Technologies Inc.
filed 2022-08-15
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,060,595 shares of common stock are issued and outstanding as of August 15, 2022.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “second quarter of 2022” refers to the three months ended June 30, 2022, “second quarter of 2021” refers to the three months ended June 30, 2021, “2021” refers to the year ended December 31, 2021, and “2022” refers to the year ending December 31, 2022. The information which appears on our web site at www.cqens.com is not part of this report.

ii

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

CQENS Technologies Inc.

Balance Sheets

	June 30, 2022	December 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,840,776	$3,588,377
Prepaid expenses	349,846	143,369
Total Current Assets	2,190,622	3,731,746
Equipment, net	187,796	190,005
Intellectual property, net	805,746	707,760
Right-of-use asset - lease	151,305	-
Leasehold improvement, net	17,782	-
TOTAL ASSETS	$3,353,251	$4,629,511
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$55,741	$82,126
Accrued expenses	60,642	116,799
Current portion of lease liability	25,101	-
Total Current Liabilities	141,484	198,925
Lease liability, net of current portion	126,204	-
TOTAL LIABILITIES	267,688	198,925
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value: 10,000,000 shares authorized no shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 26,015,595 shares issued and outstanding at June 30, 2022 and at December 31, 2021	2,602	2,602
Additional paid-in capital	18,769,692	17,737,478
Accumulated deficit	(15,686,731)	(13,309,494)
TOTAL STOCKHOLDERS’ EQUITY	3,085,563	4,430,586
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,353,251	$4,629,511

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating Expenses
General and administrative	$1,218,904	$301,504	$1,632,857	$1,900,555
Research and development	162,022	134,104	316,950	285,639
Professional fees	195,383	355,916	427,430	415,330
Total Operating Expenses	1,576,309	791,524	2,377,237	2,601,524
Other (Expense)	-	-	-	39
Net Loss	$(1,576,309)	$(791,524)	$(2,377,237)	$(2,601,485)

Basic and diluted loss per common share	(0.06)	(0.03)	(0.09)	(0.10)
Basic and diluted weighted average shares outstanding	26,015,595	25,568,114	26,015,595	25,492,448

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, March 31, 2022	26,015,595	$2,602	17,875,924	(14,110,422)	$3,768,104

Stock options expense	-	-	893,768	-	$893,768

Net Loss	-	-	-	(1,576,309)	$(1,576,309)

Balance, June 30, 2022	26,015,595	$2,602	$18,769,692	$(15,686,731)	$3,085,563

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	26,015,595	$2,602	17,737,478	(13,309,494)	$4,430,586

Stock options expense	-	-	1,032,214	-	$1,032,214

Net Loss	-	-	-	(2,377,237)	$(2,377,237)

Balance, June 30, 2022	26,015,595	$2,602	$18,769,692	$(15,686,731)	$3,085,563

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, March 31, 2021	25,469,114	$2,547	7,980,314	(6,653,543)	$1,329,318

Common stock for cash	142,859	14	999,986	-	$1,000,000

Common stock issued for consulting services	36,072	4	252,500	$-	252,504

Stock options expense	-	-	182,166	-	$182,166

Net Loss	-	-	-	(791,524)	$(791,524)

Balance, June 30, 2021	25,648,045	$2,565	$9,414,966	$(7,445,067)	$1,972,464

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	25,397,685	$2,540	5,990,194	(4,843,582)	$1,149,152

Common stock for cash	214,288	21	1,499,979	-	$1,500,000

Common stock issued for consulting services	36,072	4	252,500	$-	252,504

Stock options expense	-	-	1,672,293	-	$1,672,293

Net Loss	-	-	-	(2,601,485)	$(2,601,485)

Balance, June 30, 2021	25,648,045	$2,565	$9,414,966	$(7,445,067)	$1,972,464

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(2,377,237)	$(2,601,485)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	34,086	28,501
Lease expense	8,920	-
Depreciation expense	10,009	8,968
Stock options expense	1,032,214	1,672,293
Common stock issued for consulting services	-	252,504
Changes in operating assets and liabilities:
Prepaid expenses	(206,477)	(763)
Accounts payable	(13,584)	(5,784)
Lease liability	(8,920)	-
Accrued expenses	(68,959)	(6,408)
Net cash used in operating activities	(1,589,948)	(652,174)

Cash flows used in investing activities
Additions to intellectual property	(131,809)	(79,065)
Additions to furniture and equipment	(7,800)	-
Leasehold improvements	(18,044)	-
Net cash flows used in investing activities	(157,653)	(79,065)

Cash flows from financing activities
Proceeds from issuance of common stock	-	1,500,000
Net Cash provided by financing activities	-	1,500,000

Net change in cash and cash equivalents	(1,747,601)	768,761
Cash and cash equivalents, beginning of period	3,588,377	589,153
Cash and cash equivalents, end of period	$1,840,776	$1,357,914

Supplementary disclosure for non-cash activities:

Right-of-use asset in exchange for lease liability	$160,225	$-

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Notes to Unaudited Financial Statements

June 30, 2022

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

In the six months ended June 30, 2022 the effects of the COVID-19 pandemic were felt by the Company. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will continue to adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 have caused certain of these opportunities to be delayed. Although the pandemic continues in 2022 and while certain of these opportunities might be limited or lost, we are optimistic that in the second half of this year we can raise a limited amount of working capital. We will need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our Company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

Basis of Presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2022 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2021 audited financial statements. The results of operations for the period ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

There was no sale of our common stock during the six months ended June 30, 2022.

On April 21, 2022, we granted 60,000 options under the Company’s 2014 Equity Compensation Plan to two consultants. Each of the consultants was granted options, fully vested upon grant, to purchase 30,000 shares at an exercise price of $10.00 per share. The fair market value of the options at the grant date using the Black Sholes option pricing model was determined to be $599,293.

On June 24, 2022 we granted 20,000 options under the Company’s 2014 Equity Compensation Plan to a consultant. The options granted are fully vested upon grant and allow consultant to purchase 20,000 shares of the Company’s stock at an exercise price of $10.00 per share. The fair market value of the options at the grant date using the Black Sholes option pricing model was determined to be $199,749.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises on a month-to-month basis from 5550 Nicollet, LLC, a company owned by Mr. Chong. Rent for each of the second quarters of 2022 and 2021 was $2,325. As of June 30, 2022, there is no outstanding balance for rent due to 5550 Nicollet LLC.

Note 5 – LEASES

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the expedients permitted under the transition guidance that retained lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset of its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of June 30, 2022. Our lease for property is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

Lease liabilities are recognized at the present value of the fixed lease payments using a discount rate based on similarly secured borrowings available to us. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the lease. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost over the lesser of their expected useful life or the lease term.

When we have options to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that we will exercise the option, we consider these options in determining the classification and measurement of the lease. Costs associated with the operating lease are recognized on a straight-line basis within operating expenses over the term of the lease.

The following table presents the lease-related asset and liability recorded on the balance sheets:

June 30,
2022
Assets
Leasehold improvement, net	$17,782
Operating lease asset	$151,305

Liabilities
Current
Operating lease liabilities	$25,101
Noncurrent
Operating lease liabilities	$126,204

Supplemental cash flow information related to leases were as follows:

Six Months Ended
June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,600
ROU assets recognized in exchange for lease obligations
Operating leases	$160,255

The table below present the remaining lease terms and discount rates for operating lease.

June 30, 2022
Weighted-average remaining lease term
Operating lease	2.84 years
Weighted-average discount rate
Operating lease	5.25%

Maturities of lease liabilities as of June 30, 2022, were as follows:

Operating Lease
2022 (six months remaining)	28,800
2023	57,600
2024	57,600
2025	19,200
Thereafter	-
Total lease payments	163,200
Less: amount of lease payments representing interest	(11,895)
Present value of future minimum lease payments	$151,305
Less: current obligations under lease	$(25,101)
Non-current obligations	$126,204

Note 6 – SUBSEQUENT EVENTS

On July 11, 2022 we sold 35,000 shares of our common stock for $350,000 to an investor in a private transaction. We did not pay a commission or finder’s fee.

On July 11, 2022 we issued 10,000 shares of our common stock to a consultant for the consultant’s guidance in identifying business opportunities, partners and other skilled consultants in both Asia and North America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the six months ended June 30, 2022 and 2021 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2021 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our high-temperature non-combusting technology is supported by 22 U.S. and international patents and pending patents. Among the applications of our patented and patent-pending technology are those for Heat-not-Burn (“HnB”) devices. In one instance for example, our method of heating a tobacco formulation for inhalation is superior, less toxic and far more convenient than other methods of tobacco consumption, especially when compared to the inhalation of the smoke produced by combustible products, i.e., cigarettes, cigars and pipes. Independent tests of our system’s prototypes supported the benefits of rapid heating, confirmed non-combustion, even at high temperatures and produced better toxicology results, 98% better, when compared to products requiring combustion and compared to other non-combusting technologies currently on the market.

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

We define our target market as the “international inhalation market,” a market that includes herbal, pharmaceutical, medical, recreational and lifestyle products and ingredients. Industry experts, like Nielsen, Grand View Research, Fior Markets, have published reports in the last half of 2021 that we have consolidated; these consolidated estimates support that this as a $950 billion USD annual market currently and it’s expected to grow to $1.1 trillion USD by 2025. The largest category within this market is the combustible tobacco market, comprising 92% of the total. Our near-term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

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

Since late 2019 we have focused our efforts on commercializing our HnB technology. This entry began with the December 31, 2019 transaction pursuant to which we acquired the following assets from Xten Capital Group, Inc., formerly known as Chong Corporation (“Xten”), a related party:

●	assignment of all patent applications and patent related documents and materials currently assigned to or owned or held by Xten in the field of HnB methods and embodiments developed by Xten which are the backbone of the CQENS System, consisting of the following:

●	the provisional patent application filed by Xten on January 3, 2018, the non-provisional patent application filed by Xten on June 28, 2018 and the Patent Cooperation Treaty (“PCT”) application filed by Xten on January 3, 2019;

●	all documents and files related to device and tobacco consumable development;

●	all versions of prototyped embodiments, consisting of both device and tobacco consumable embodiments; and

●	all files, correspondence, communication, data and test results related to the toxicology testing undertaken by Xten related to the CQENS System.

●	exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for device patents assigned to Xten, U.S. Patent No. 9,770,564 and U.S. Patent No. 9,913,950; and

●	exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for international device patents and patent applications assigned to Xten, including those issued in the People’s Republic of China, the European Union, Japan and Hong Kong, and those pending in Germany, France, Brazil, Canada and Korea, and divisional patents pending in the European Union and Japan.

Through to the date of this report we have continued our efforts begun in 2019, including:

●	On July 24, 2020, we entered into an Amended and Restated Operating Agreement (the “Operating Agreement”) of Leap Technology LLC (“Leap Technology”) with Zong Group Holdings LLC (“Zong”) and Leap Management LLC (“LM”). Under the terms of the Operating Agreement and the related Contribution Agreement dated July 24, 2020 (the “Contribution Agreement”), we acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free license (the “Leap License Agreement”) for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending and patents related to our heated tobacco product technology. It is expected that Leap Technology will form additional business entities to commercialize our propriety technology in those Asia Pacific countries which include China, India, Indonesia, Vietnam, the Philippines, Thailand, Malaysia, Singapore and Hong Kong. The goal of the joint venture is the market development of the Company’s intellectual property in the Asia Pacific region together with other initiatives and the formation business relationships with tobacco companies who operate in the Asia Pacific region. As of the date of this report, the joint venture is still in a pre-formative stage expected to be formalized consistent with the Restated Operating Agreement in the second half of 2022;

●	On August 25, 2020, we were issued U.S. Patent 10,750,787 by the U.S. Patent and Trademark Office for a Heat-not-Burn Device and Method. The patent covers the technology behind the proprietary CQENS System;

●	On September 30, 2020, we entered into an Asset Purchase Agreement with Xten pursuant to which we acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. This transaction effectively terminated all prior licensing agreements and resulting with the portfolio being assigned to the Company;

●	On September 30, 2020, we also entered into a second Asset Purchase Agreement with Xten pursuant to which we acquired certain assets including, but not limited to, a custom built plume and inhalation testing machine, oscilloscope with probe, multiple pieces of laboratory and workshop equipment, computers, monitors and accessories; and

●	On February 15, 2021, we entered into a non-binding Memorandum of Understanding (the “MOU”) with The Barker Group of Companies and affiliates. The Barker Group is involved in the processing, manufacturing and distribution of tobacco from “seed through shelf,” principally in the US. From planting the seeds, through growing, processing, manufacturing and finally placing the finished product on the shelf, The Barker Group has the necessary permits and facilities to support fully legal and regulatory compliant tobacco activity in the U.S. The Barker Group’s businesses have recently expanded to include hemp and CBD products. The Barker Group includes Cherokee Tobacco Company (CTC), the exclusive national distributor of Cherokee and Palmetto cigarettes, Cherokee and Arrowhead pipe tobacco, Cherokee and Virginia Heritage filtered cigars, the full line of Pure HempSmokes, Piedmont Blue CBD products and AHP hemp pre-rolls. The Barker Group distributes its products to over 130,000 US retail locations. The parties have agreed to negotiate in good faith collaborating on certain strategic initiatives, including the following:

●	to commercialize CQENS’ patented and patent-pending HnB technology by designing devices and consumables for The Barker Group to manufacture and distribute exclusively in the U.S. for tobacco, hemp/CBD and cannabis products where U.S. laws and regulations permit;

●	to prepare and submit a Premarket Tobacco Authorization (“PMTA”) for submission to the FDA to enable the launch of the CQENS System throughout the U.S.; and

●	to expand the scope of the HnB marketing opportunities by also submitting a Modified Risk Tobacco Product (“MRTP”) application to the FDA in addition to the PMTA.

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

On August 17, 2021, we entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with Firebird Manufacturing, LLC (“Firebird”). Under the terms of the Joint Venture Agreement the parties have agreed to organize, negotiate and establish a limited liability company joint venture entity (the “Joint Venture Entity”) for the purposes of developing, manufacturing and distributing Heat- not-Burn (“HnB”) hemp/CBD products in the United States for an initial term of four years, subject to an automatic renewal for successive one-year terms provided certain conditions are met.. The Joint Venture Entity will be owned equally by the Company and Firebird. The Company will license its intellectual property to the Joint Venture Entity, receiving a 10% royalty on direct consumable sales and will be responsible for designing and coordinating the manufacture of an HnB device exclusively conformed to heat but not combust hemp/CBD. Firebird will be responsible for manufacturing the hemp/CBD consumable and distributing both the device and consumables to the retail locations where the product can be lawfully sold. Pursuant to the Joint Venture Agreement, the Company and Firebird will each receive on a monthly basis a distribution out of the Joint Venture profits, if any, equal to 30% after payment of expenses. The remaining profits, if any, will be distributed annually. The JV Agreement also provides that the parties will be prohibited from marketing a competing product for two years following the termination of the Joint Venture Entity, subject to penalty in the amount of $5 million. The Joint Venture Agreement also sets forth in general terms the respective contributions of the parties, including equipment, manufacturing facilities, intellectual property and expertise. Under the terms of the Joint Venture Agreement, there will be five managers of the Joint Venture Entity, three of whom will be designated by the Company and two of whom will be designated by Firebird. In the event the parties formalize and enter into a Joint Venture Entity Operating Agreement, Jay Barker, an affiliate of Firebird, may be appointed to the Company’s board of directors. The Joint Venture Agreement contains customary representations and warranties. The parties have also agreed to indemnify each other and the JV against any losses arising from a breach by the other of certain representations and warranties. The execution of the Joint Venture Entity Operating Agreement is subject to formalizing the definitive Joint Venture Operating Agreement and the execution of additional agreements, including a license agreement for the use of intellectual property, certain product development agreements, supply agreements and such other agreements as may be necessary to further the purpose of the Joint Venture Agreement. There are no assurances that the parties will complete and formalize such agreements.

On July 13, 2022, we announced that we completed R&D stages for the module for the automated manufacture of consumables for its proprietary, patented and patent pending Heat-not-Burn system. The system heats plant-based and/or medicant-infused formulations to produce aerosols for the inhalation of the plant and medicant constituents without combustion or the constituents of combustion, although there are no assurances its products can be commercialized. Contemporaneous with the completion of these R&D stages, effective July 13, 2022 the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”) a company based in Bologna, Italy, for Montrade to manufacture and install the module. The Company made an initial payment of $589,265 USD and is required to make additional payments of up to $1,086,465 USD for the module as certain stages are completed. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

On August 1, 2022 the Company was informed that the Patent Office of Singapore issued the Company Singapore Patent No. 11202006324T for our innovative Heat-not-Burn (“HnB”) system on January 21, 2022. We were further informed that the US Patent and Trademark Office issued the Company US Patent No. 11,272,741 also for our HnB system on March 15.2022.

On August 2, 2022 we were informed that the patent office of Japan issued the Company a Patent, registration number 7093919, for our HnB system on June 23, 2022. As of the date of this filing, we now have a total of four HnB related Patents and another 21 pending US and international  patents for the system.

Going concern

For the six months ended June 30, 2022, we reported a net loss of $2,377,237 and net cash used in operations of $1,589,948 compared to a net loss of $2,601,485 and net cash used in operations of $652,174 for the six months ended June 30, 2021. At June 30, 2022, we had cash on hand of $1,840,776 and an accumulated deficit of $15,686,731. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our limited cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, despite the cash and cash equivalent amount on hand at the end of this quarter, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in the first six months of 2022 or 2021. Our total operating expenses for the second quarter of 2022 increased 99.1% over those reported in the second quarter of 2021 while the first half of 2022 decreased 8.6% over those reported in the first half of 2021. General and administrative expenses decreased 14.1% in the first six months of 2022 compared to the same period in 2021 due mainly to the non-cash stock option expense of $1,672,293 relating to the options granted to two consulting engineers involved in research and development activities during 2021.

Research and development expenses in the second quarter of 2022 increased 20.8% over this same period in 2021 while the first six months show an increase of 11.0% over the first half of 2021 which reflects the cost of building and testing product prototypes. Professional fees decreased 45.1% in the second quarter of 2022 compared to the second quarter of 2021 with an overall increase of 2.9% in the first half of 2022 when compared to this same period in 2021 which is attributable primarily to an increase in consulting services and their associated fees. Professional fees in 2022 includes an agreement entered into in January 2022 with an unrelated third party whereby the consultant will provide introductions to manufacturers and advice and counsel regarding potential manufacturers for the products of the Company in the Peoples Republic of China and/or other territories of Asia and general business plan and strategy in the region as required by the Company. Further the consultant will identify and introduce high net worth capital sources (qualified non-U.S. investors) to the Company. In exchange the Company paid a consulting fee of $333,000.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2022, we had $1,840,776 in cash and cash equivalents and a working capital surplus of $2,049,138 as compared to $3,588,377 in cash and cash equivalents and a working capital surplus of $3,532,821 at December 31, 2021. Our current liabilities decreased $57,441 from December 31, 2021, reflecting a $26,385 decrease in accounts payable and a $56,157 decrease in accrued expenses offset by $25,101 in current portion of our lease liability. Our source of operating capital in the six months ended June 30, 2022 came solely from the cash on hand at the end of 2021 compared to the six months ended June 30, 2021 where we sold 214,288 shares of our common stock that raised $1,500,000.

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

As of June 30, 2022 we have no outstanding debt with a related party and at June 30, 2021 the outstanding amount we owed a related party was $255,544 which is due on demand.

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

Summary of cash flows

	June 30, 2022	June 30, 2021
Net cash (used) in operating activities	$(1,589,948)	$(652,174)
Net cash (used) in investing activities	$(157,653)	$(79,065)
Net cash provided by financing activities	$-	$1,500,000

Our cash used in operating activities increased 143.8% in the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. During these time periods we primarily used the cash to fund our net losses.

In the first half of 2022 there was $157,653 net cash used in investing activities from capitalization of IP related legal fees, for additions to furniture and equipment, and leasehold improvements compared to net cash used in investing activities of $79,065 for the capitalization of IP related legal fees in the first half of 2021.

In the first half of 2022 we did not have any net cash provided by financing activities. In the first half of 2021 our net cash provided by financing activities consisted of $1,500,000 raised from the sale of 214,288 shares of our common stock.

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

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources during 2022, in an effort to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
10.1	Commercial Lease Agreement Research and Development Facilities effective April 15, 2022	10-K	4/14/22	10.20
10.2	Purchase Agreement between CQENS Technologies, Inc. and Montrade S.P.A. effective July 13, 2022+				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CQENS Technologies Inc.

August 15, 2022	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

August 15, 2022	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

