Form 10-Q
period 2022-09-30
CQENS Technologies Inc.
filed 2022-11-14
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,060,595 shares of common stock are issued and outstanding as of November 14, 2022.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “third quarter of 2022” refers to the nine months ended September 30, 2022, “third quarter of 2021” refers to the nine months ended September 30, 2021, “2021” refers to the year ended December 31, 2021, and “2022” refers to the year ending December 31, 2022. The information which appears on our web site at www.cqens.com is not part of this report.

ii

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

CQENS Technologies Inc.

Balance Sheets

	September 30, 2022	December 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$933,622	$3,588,377
Prepaid expenses	307,897	143,369
Total Current Assets	1,241,519	3,731,746
Equipment, net	182,759	190,005
Intellectual property, net	892,208	707,760
Right-of-use asset - lease, net	138,867	-
Leasehold improvement, net	16,213	-
Prepaid expenses – noncurrent portion	601,288	-
TOTAL ASSETS	$3,072,854	$4,629,511
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$114,861	$82,126
Accrued expenses	144,509	116,799
Current portion of lease liability	51,538	-
Total Current Liabilities	310,908	198,925
Lease liability, net of current portion	87,329	-
TOTAL LIABILITIES	398,237	198,925
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value: 10,000,000 shares authorized no shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 26,060,595 shares issued and outstanding at September 30, 2022 and 26,015,595 issued and outstanding at December 31, 2021	2,606	2,602
Additional paid-in capital	19,314,414	17,737,478
Accumulated deficit	(16,642,403)	(13,309,494)
TOTAL STOCKHOLDERS’ EQUITY	2,674,617	4,430,586
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,072,854	$4,629,511

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating Expenses
General and administrative	$433,299	$321,206	$2,066,156	$2,221,761
Research and development	255,643	171,263	572,593	456,902
Professional fees	266,719	114,968	694,149	530,298
Total Operating Expenses	955,661	607,437	3,332,898	3,208,961
Other (Expense)	(11)	(16)	(11)	23
Net Loss	$(955,672)	$(607,453)	$(3,332,909)	$(3,208,938)

Basic and diluted loss per common share	(0.04)	(0.02)	(0.13)	(0.13)
Basic and diluted weighted average shares outstanding	26,055,704	25,658,186	26,029,111	25,545,986

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2022	26,015,595	$2,602	18,769,692	(15,686,731)	$3,085,563

Common stock issued for cash	35,000	3	349,997	-	$350,000

Common stock issued for consulting services	10,000	1	99,999	-	$100,000

Stock options expense	-	-	94,726	-	$94,726

Net Loss	-	-	-	(955,672)	$(955,672)

Balance, September 30, 2022	26,060,595	$2,606	$19,314,414	$(16,642,403)	$2,674,617

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	26,015,595	$2,602	17,737,478	(13,309,494)	$4,430,586

Common stock issued for cash	35,000	3	349,997	-	$350,000.00

Common stock issued for consulting services	10,000	1	99,999	-	$100,000.00

Stock options expense	-	-	1,126,940	-	$1,126,940

Net Loss	-	-	-	(3,332,909)	$(3,332,909)

Balance, September 30, 2022	26,060,595	$2,606	$19,314,414	$(16,642,403)	$2,674,617

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2021	25,648,045	$2,565	9,414,966	(7,445,067)	$1,972,464

Common stock issued for cash	331,000	33	3,309,967	-	$3,310,000

Stock options expense	-	-	182,166	-	$182,166

Net Loss	-	-	-	(607,453)	$(607,453)

Balance, September 30, 2021	25,979,045	$2,598	$12,907,099	$(8,052,520)	$4,857,177

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	25,397,685	$2,540	5,990,194	(4,843,582)	$1,149,152

Common stock issued for cash	545,288	54	4,809,946	-	$4,810,000

Common stock issued for consulting services	36,072	4	252,500	-	$252,504

Stock options expense	-	-	1,854,459	-	$1,854,459

Net Loss	-	-	-	(3,208,938)	$(3,208,938)

Balance, September 30, 2021	25,979,045	$2,598	$12,907,099	$(8,052,520)	$4,857,177

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities
Net loss	$(3,332,909)	$(3,208,938)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	54,327	43,933
Lease expense	21,388	-
Depreciation expense	15,046	13,452
Stock options expense	1,126,940	1,854,459
Common stock issued for consulting services	100,000	252,504
Changes in operating assets and liabilities:
Prepaid expenses	(164,528)	5,032
Prepaid expenses – noncurrent portion	(601,288)	-
Accounts payable	32,735	(7,123)
Lease liability	(21,388)	-
Accrued expenses	27,710	23,138
Net cash used in operating activities	(2,741,967)	(1,023,543)

Cash flows used in investing activities
Additions to intellectual property	(236,944)	(93,971)
Additions to furniture and equipment	(7,800)	-
Leasehold improvements	(18,044)	-
Net cash flows used in investing activities	(262,788)	(93,971)

Cash flows from financing activities
Proceeds from issuance of common stock	350,000	4,810,000
Repayment of related party debt	-	(255,544)
Net Cash provided by financing activities	350,000	4,554,456

Net change in cash and cash equivalents	(2,654,755)	3,436,942
Cash and cash equivalents, beginning of period	3,588,377	589,153
Cash and cash equivalents, end of period	$933,622	$4,026,095

Supplementary disclosure for non cash activities:

Right-of-use asset in exchange for lease liability	$160,255	$-

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Notes to Unaudited Financial Statements

September 30, 2022

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

In the nine months ended September 30, 2022 the effects of the COVID-19 pandemic were felt by the Company. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will continue to adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 have caused certain of these opportunities to be delayed. Although the pandemic continues in 2022 and while certain of these opportunities might be limited or lost, we are optimistic that in the final quarter of this year we can raise a limited amount of working capital. We will need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our Company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

Basis of Presentation

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2022 have been made.

Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto in the Company’s December 31, 2021 audited financial statements. The results of operations for the period ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises on a month-to-month basis from 5550 Nicollet, LLC, a company owned by Mr. Chong. Rent for each of the third quarters of 2022 and 2021 was $2,325. As of September 30, 2022, there is no outstanding balance for rent due to 5550 Nicollet LLC.

Note 5 – LEASES

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the expedients permitted under the transition guidance that retained lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of September 30, 2022. Our lease for property is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The following table presents the lease-related asset and liability recorded on the balance sheets:

September 30, 2022
Assets
Leasehold improvement, net	$16,213
Operating lease asset	$138,867

Liabilities
Current
Operating lease liabilities	$51,538
Noncurrent
Operating lease liabilities	$87,329

Supplemental cash flow information related to leases were as follows:

Nine Months Ended
September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,000
ROU assets recognized in exchange for lease obligations
Operating leases	$160,255

The table below present the remaining lease terms and discount rates for operating lease.

September 30, 2022
Weighted-average remaining lease term
Operating lease	2.58 years
Weighted-average discount rate
Operating lease	5.25%

Maturities of lease liabilities as of September 30, 2022, were as follows:

Operating Lease
2022 (three months remaining)	14,400
2023	57,600
2024	57,600
2025	19,200
Thereafter	-
Total lease payments	148,800
Less: amount of lease payments representing interest	(9,933)
Present value of future minimum lease payments	$138,867
Less: current obligations under lease	$(51,538)
Non-current obligations	$87,329

Note 6 - PREPAID EXPENSE – NONCURRENT PORTION

Effective July 13, 2022 the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”) a company based in Bologna, Italy, for Montrade to manufacture and install the consumable manufacturing equipment. The Company made an initial payment of $589,265 USD and is required to make additional payments of up to $1,086,465 USD for the module as certain stages are completed. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products. Additionally in August the Company incurred engineering service costs directly related to the automation equipment from a consultant with an added cost of $12,023 USD resulting in additions to prepaid expenses of $601,288 at September 30, 2022.

Note 7 – SUBSEQUENT EVENTS

On October 21, 2022, our Board of Directors (“Board”) awarded stock options to 39 individuals, representing up to a maximum of 595,000 shares of our common stock, exercisable at $10.00 per share. The individuals include executive officers, William Bartkowski and Daniel Markes, one of our employees, certain professional advisors, and another 29 individuals who are considered related parties in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non U.S. persons. The grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives, including but not limited to our plans to begin commercializing our technology internationally in mid-2023. All of the awards were made for work or services provided or to be provided to CQENS. The Board made the grants under the Company’s shareholder approved 2014 Equity Compensation Plan (the “Plan”) and pursuant to the terms and conditions of the Plan and subject to vesting conditions contained in the Plan and options granted thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the nine months ended September 30, 2022 and 2021 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2021 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Since late 2019 we have focused our efforts on commercializing our HnB technology. This entry began with the December 31, 2019 transaction pursuant to which we acquired the following assets from Xten Capital Group, Inc., formerly known as Chong Corporation (“Xten”), a related party:

●	assignment of all patent applications and patent related documents and materials currently assigned to or owned or held by Xten in the field of HnB methods and embodiments developed by Xten which are the backbone of the CQENS System, consisting of the following:

●	the provisional patent application filed by Xten on January 3, 2018, the non-provisional patent application filed by Xten on June 28, 2018 and the Patent Cooperation Treaty (“PCT”) application filed by Xten on January 3, 2019;

●	all documents and files related to device and tobacco consumable development;

●	all versions of prototyped embodiments, consisting of both device and tobacco consumable embodiments; and

●	all files, correspondence, communication, data and test results related to the toxicology testing undertaken by Xten related to the CQENS System.

●	exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for device patents assigned to Xten, U.S. Patent No. 9,770,564 and U.S. Patent No. 9,913,950; and

●	exclusive licenses from Xten in the fields and applications of tobacco, nicotine, reduced tobacco risk and smoking cessation, for international device patents and patent applications assigned to Xten, including those issued in the People’s Republic of China, the European Union, Japan and Hong Kong, and those pending in Germany, France, Brazil, Canada and Korea, and divisional patents pending in the European Union and Japan.

Through to the date of this report we have continued our efforts begun in 2019, including:

●	On July 24, 2020, we entered into an Amended and Restated Operating Agreement (the “Operating Agreement”) of Leap Technology LLC (“Leap Technology”) with Zong Group Holdings LLC (“Zong”) and Leap Management LLC (“LM”). Under the terms of the Operating Agreement and the related Contribution Agreement dated July 24, 2020 (the “Contribution Agreement”), we acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free license (the “Leap License Agreement”) for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending and patents related to our heated tobacco product technology. It is expected that Leap Technology will form additional business entities to commercialize our propriety technology in those Asia Pacific countries which include China, India, Indonesia, Vietnam, the Philippines, Thailand, Malaysia, Singapore and Hong Kong. The goal of the joint venture is the market development of the Company’s intellectual property in the Asia Pacific region together with other initiatives and the formation business relationships with tobacco companies who operate in the Asia Pacific region. As of the date of this report, the joint venture is still in a pre-formative stage expected to be formalized consistent with the Restated Operating Agreement in the second half of 2022;

●	On August 25, 2020, we were issued U.S. Patent 10,750,787 by the U.S. Patent and Trademark Office for a Heat-not-Burn Device and Method. The patent covers the technology behind the proprietary CQENS System;

●	On September 30, 2020, we entered into an Asset Purchase Agreement with Xten pursuant to which we acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. This transaction effectively terminated all prior licensing agreements and resulting with the portfolio being assigned to the Company;

●	On September 30, 2020, we also entered into a second Asset Purchase Agreement with Xten pursuant to which we acquired certain assets including, but not limited to, a custom built plume and inhalation testing machine, oscilloscope with probe, multiple pieces of laboratory and workshop equipment, computers, monitors and accessories; and

●	On February 15, 2021, we entered into a non-binding Memorandum of Understanding (the “MOU”) with The Barker Group of Companies and affiliates. The Barker Group is involved in the processing, manufacturing and distribution of tobacco from “seed through shelf,” principally in the US. From planting the seeds, through growing, processing, manufacturing and finally placing the finished product on the shelf, The Barker Group has the necessary permits and facilities to support fully legal and regulatory compliant tobacco activity in the U.S. The Barker Group’s businesses have recently expanded to include hemp and CBD products. The Barker Group includes Cherokee Tobacco Company (CTC), the exclusive national distributor of Cherokee and Palmetto cigarettes, Cherokee and Arrowhead pipe tobacco, Cherokee and Virginia Heritage filtered cigars, the full line of Pure HempSmokes, Piedmont Blue CBD products and AHP hemp pre-rolls. The Barker Group distributes its products to over 130,000 US retail locations. The parties have agreed to negotiate in good faith collaborating on certain strategic initiatives, including the following:

●	to commercialize CQENS’ patented and patent-pending, HnB technology by designing devices and consumables for The Barker Group to manufacture and distribute exclusively in the U.S. for tobacco, hemp/CBD and cannabis products where U.S. laws and regulations permit;

●	to prepare and submit a Premarket Tobacco Authorization (“PMTA”) for submission to the FDA to enable the launch of the CQENS System throughout the U.S.; and

●	to expand the scope of the HnB marketing opportunities by also submitting a Modified Risk Tobacco Product (“MRTP”) application to the FDA in addition to the PMTA.

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

Going concern

For the nine months ended September 30, 2022, we reported a net loss of $3,332,909 and net cash used in operations of $2,741,967 compared to a net loss of $3,208,938 and net cash used in operations of $1,023,543 for the nine months ended September 30, 2021. At September 30, 2022, we had cash on hand of $933,622 and an accumulated deficit of $16,642,403. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our limited cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, despite the cash and cash equivalent amount on hand at the end of this quarter, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in the first nine months of 2022 or 2021. Our total operating expenses for the third quarter of 2022 increased 57.3% over those reported in the third quarter of 2021 while the first nine months of 2022 increased 3.9% over those reported in the first nine months of 2021. General and administrative expenses decreased 7.0% in the first nine months of 2022 compared to the same period in 2021 due to the reduction of non-cash stock option expense of $1,526,561- relating to the options granted in 2021 to two consulting engineers involved in research and development activities during the first nine months of 2022 compared to the same period in 2021. This reduction in cost was offset with additional non-cash options granted to three consultants of $799,042, increased compensation paid to employees of $413,470 and the recruitment costs of $37,623 for our employee engineer involved in research and development in the first nine months of 2022 compared to the same period in 2021.

Research and development expenses in the third quarter of 2022 increased 49.3% over this same period in 2021 while the first nine months show an increase of 25.3% over the first nine months of 2021 which reflects the cost of building and testing product prototypes and consumables. Professional fees increased 132.0% in the third quarter of 2022 compared to the third quarter of 2021 with an overall increase of 30.9% in the first nine months of 2022 when compared to this same period in 2021. The increase is attributable primarily to an increase in consulting services and their associated fees. Professional fees in 2022 includes an agreement entered into in January 2022 with an unrelated third party whereby the consultant will provide introductions to manufacturers and advice and counsel regarding potential manufacturers for the products of the Company in the Peoples Republic of China and/or other territories of Asia and general business plan and strategy in the region as required by the Company. Further the consultant will identify and introduce high net worth capital sources (qualified non-U.S. investors) to the Company. In exchange the Company paid a consulting fee of $333,000.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2022, we had $933,622 in cash and cash equivalents and a working capital surplus of $930,611 as compared to $3,588,377 in cash and cash equivalents and a working capital surplus of $3,532,821 at December 31, 2021. Our current liabilities increased $111,983 from December 31, 2021, reflecting a $32,735 increase in accounts payable, a $27,710 increase in accrued expenses and the addition of $51,538 in the current portion of our lease liability. Our source of operating capital in the nine months ended September 30, 2022, came from the sale of 35,000 shares of our common stock that raised $350,000 and from the cash we had on hand compared to the nine months ended September 30, 2021, where we sold 545,288 shares of our common stock that raised $4,810,000.

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

Summary of cash flows

	September 30, 2022	September 30, 2021
Net cash (used) in operating activities	$(2,741,967)	$(1,023,543)
Net cash (used) in investing activities	$(262,788)	$(93,971)
Net cash provided by financing activities	$350,000	$4,554,456

Our cash used in operating activities increased 167.9% in the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021. During these time periods we primarily used the cash to fund our net losses.

In the first nine months of 2022 there was $262,788 net cash used in investing activities from capitalization of IP related legal fees, for additions to furniture and equipment and leasehold improvements compared to net cash used in investing activities of $93,971 for the capitalization of IP related legal fees in the same period in 2021.

In the first nine months of 2022 we had $350,000 net cash provided by financing activities from the sale of 35,000 shares of our common stock. In the same period in 2021 our net cash provided by financing activities consisted of $4,810,000 raised from the sale of 545,288 shares of our common stock and repayment of related party debt of $255,544.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, the Company issued the unregistered equity securities disclosed below.

On July 11, 2022 we sold 35,000 shares of our common stock for $350,000 to an investor in a private transaction. The investor was a non-U.S. Person, and the issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Regulation S promulgated thereunder and the shares issued contain a legend restricting their transferability absent registration of applicable exemption. We did not pay a commission or finder’s fee and are using proceeds for working capital.

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

[On October 21, 2022 the Company issued stock option awards to 39 individuals, such option awards exercisable for up to an aggregate of 595,000 shares of our common stock, exercisable at $10.00 per share. The individuals include executive officers, William Bartkowski and Daniel Markes, one of our employees, certain professional advisors, and another 29 individuals who are considered related parties in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non U.S. persons. The awards were granted under the Company’s shareholder approved 2014 Equity Compensation Plan (the “Plan”) and pursuant to the terms and conditions of the Plan and subject to vesting conditions contained in the Plan and options granted thereunder. The awards were granted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated thereunder. The option awards contain a restriction restricting their transferability subject to registration or applicable exemption and are further subject to additional transfer restrictions under the Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
10.1	Commercial Lease Agreement Research and Development Facilities effective April 15, 2022	10-K	4/14/22	10.20

10.2	Purchase Agreement between CQENS Technologies, Inc. and Montrade S.P.A. effective July 13, 2022+	10-Q	8/15/22	10.2
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CQENS Technologies Inc.

November 14, 2022	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

November 14, 2022	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

