Form 10-K
period 2022-12-31
CQENS Technologies Inc.
filed 2023-04-14
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act 915 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 26,074,595 shares of common stock are issued and outstanding as of April 4, 2023.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refers to CQENS Technologies Inc., a Delaware corporation. In addition, “2021” refers to the year ended December 31, 2021, “2022” refers to the year ended December 31, 2022 and “2023” refers to the year ending December 31, 2023.

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

Our high-temperature non-combusting technology is supported by 34 U.S. and international patents and pending patents. Among the applications of our patented and patent-pending technology are those for Heat-not-Burn (“HnB”) devices. Independent tests of our system’s prototypes supported the benefits of rapid heating, confirmed non-combustion, even at high temperatures, and produced better toxicology results, greater than 98% better, when compared to products requiring combustion and compared to other non-combusting technologies currently on the market.

Our low-temperature, aerosolizing technology is supported by 30 U.S. and international patents and pending patents. This portfolio includes intellectual property around device designs and around formulations containing a wide variety of herbal and pharmaceutical preparations. This system features the ability to verify the user, validate the medicant or pharmaceutical preparation and measure, meter and monitor the proper, prescribed dosage.

We define our target market as the “international inhalation market,” a market that includes herbal, pharmaceutical, medical, recreational and lifestyle products and ingredients. Industry experts, like Nielsen, Grand View Research, Fior Markets, published reports in 2021 and 2022 that we have consolidated; these consolidated estimates support that this is an $950 billion USD annual market currently and it’s expected to grow to $1.1 trillion USD by 2025. The largest category within this market is the combustible tobacco market, comprising 92% of the total. Our near term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

We believe our HnB technologies have applications to the international tobacco industry and the growing hemp/CBD and cannabis industries. HnBs represent the latest in tobacco and inhalable technologies, and likely to supplant the electronic vapor system (EVS) technologies including e-cigarettes and electronic nicotine delivery systems. We believe HnBs, if properly designed, will avoid many of the issues that have proved troublesome for EVS’ including thermal decomposition, heating irregularities and the formation and presence of high levels of acrolein and formaldehyde. In late 2019 Philip Morris International introduced its HnB product to U.S. markets. This product, which was sold in more than 40 countries before entering U.S. markets, like other HnB technologies, is a device that heats a tobacco stick, rather than burning it, and testing supports claims that the product can potentially reduce the number of noxious chemicals found in cigarette smoke by 95%. The Philip Morris product received the approval of the US FDA in 2019, via both a Pre-market Tobacco Authorization (“PMTA”) and Modified Risk Tobacco Product (“MARTP”) designation to market the product in the US. However, the International Trade Commission ruled on September 29, 2021 that the Philip Morris product violated certain British American Tobacco patents and ruled that the Philip Morris product could not be imported to or sold in the US. As of the date of this report there are no HnB products on the market in the US.

Since late 2019 we have focused our efforts on commercializing our HnB technology. This entry began with the December 31, 2019 transaction pursuant to which we acquired the following assets from Xten Capital Group, Inc., formerly known as Chong Corporation (“Xten”), a related party: 1) all patent applications and patent related documents and materials that had been assigned, owned, or held by Xten in the field of HnB methods and designs, the backbone of the CQENS HnB system, 2) all documents and files related to device and tobacco consumable development, 3) all versions of prototyped embodiments, consisting of both device and tobacco consumable embodiments, and 4) all files, correspondence, communications and testing related to toxicology test results and consumer focus groups.

During 2020 and through 2022 we have continued our efforts begun in 2019, including:

● On July 24, 2020 we entered into an Amended and Restated Operating Agreement (the “Operating Agreement”) of Leap Technology LLC (“Leap Technology”) with Zong Group Holdings LLC (“Zong”) and Leap Management LLC (“LM”). Under the terms of the Operating Agreement and the related Contribution Agreement dated July 24, 2020 (the “Contribution Agreement”), we acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free license (the “Leap License Agreement”) for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending and patents related to our heated tobacco product technology. It is expected that Leap Technology will form additional business entities to commercialize our propriety technology in those Asia Pacific countries which include China, India, Indonesia, Vietnam, the Philippines, Thailand, Malaysia, Singapore and Hong Kong. The goal of the joint venture is the market development of the Company’s intellectual property in the Asia Pacific region together with other initiatives and the formation business relationships with tobacco companies who operate in the Asia Pacific region. As of the date of this report, the joint venture is still in a pre-formative stage expected to be formalized consistent with the completion of a Restated Operating Agreement sometime in 2023.

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

● On September 30, 2020, we also entered into a second Asset Purchase Agreement with Xten pursuant to which we acquired certain assets including, but not limited to, a custom built plume and inhalation testing machine, oscilloscope with probe, multiple pieces of laboratory and workshop equipment, computers, monitors and accessories; and

● On August 17, 2021, as a result of a previously executed Memorandum of Understanding with the Barker Group of Companies, we entered into a Joint Venture Agreement (the “JV Agreement”) with Firebird Manufacturing, LLC (“Firebird”), a Barker Group company. Under the terms of the JV Agreement the parties have agreed to organize, negotiate, and establish a limited liability company joint venture entity (the “Joint Venture Entity”) for the purposes of developing, manufacturing, and distributing Heat-hemp/CBD products in the United States for an initial term of four years, subject to an automatic renewal for successive one-year terms provided certain conditions are met. The Joint Venture Entity will be owned equally by the Company and Firebird. The Company will license its intellectual property to the Joint Venture Entity, receiving a 10% royalty on direct consumable sales and will be responsible for designing and coordinating the manufacture of an HnB device exclusively conformed to heat but not combust hemp/CBD. Firebird will be responsible for manufacturing the hemp/CBD consumable and distributing both the device and consumables to the retail locations where the product can be lawfully sold.

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

The execution of the Joint Venture Entity Operating Agreement is subject to formalizing the definitive Joint Venture Operating Agreement and the execution of additional agreements, including a license agreement for the use of intellectual property, certain product development agreements, supply agreements and such other agreements as may be necessary to further the purpose of the JV Agreement. The parties anticipate completing all of the relevant agreements no later than July 31, 2023 although there are no assurances that the parties will complete and formalize these agreements.

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

On August 1, 2022 the Company was informed that the Patent Office of Singapore issued the Company Singapore Patent No. 11202006324T for our innovative Heat-not-Burn (“HnB”) system on January 21, 2022. We were further informed that the US Patent and Trademark Office issued the Company US Patent No. 11,272,741 also for our HnB system on March 15, 2022. On August 2, 2022 we were informed that the patent office of Japan issued the Company a Patent, registration number 7093919, for our HnB system on June 23, 2022

On February 14, 2023, the Company was issued U.S. Patent 11,606,969 by the U.S. Patent and Trademark Office for a Heat-not-Burn Device and Method, representing the sixth Heat-not-Burn related patent that the Company has now been issued, three in the U.S., one in Japan, one in Singapore and one in Korea that was issued early in 2023.

Human capital

At April 4, 2023, the Company had five employees, including its three executive officers.

In 2022 we engaged seven consultants who performed product design, product testing and corporate business development on our behalf. We compensate these individuals at various rates.

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

Our history

We were incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc. with the principal business objective of merging with or being acquired by another entity. On April 11, 2014, we entered into a Share Exchange Agreement and Plan of Reorganization with VapAria Solutions and its shareholders which is described in greater detail in Note 1 of the notes to our financial statements appearing later in this report. Following the closing of this transaction, in August 2014 we changed the name of our company to VapAria Corporation. In December 2019 we changed our corporate name to CQENS Technologies Inc.

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

We reported a net loss of $6,244,202 and $8,465,912 for 2022 and 2021, respectively, and we have a working capital surplus of $33,688 at December 31, 2022. We do not have any revenue generating operations, do not presently expect to launch our first products until 2nd half of 2023 and will need to raise significant capital to pay our operating expenses and satisfy our obligations as they become due, in addition to continuing to implement our business plan. If we are unable to secure the necessary capital, our ability to continue our operations will be in jeopardy.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced losses from operations, which losses have caused an accumulated deficit of $19,553,696 at December 31, 2022. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2022, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses, minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We do not have any external sources of capital and our working capital is not sufficient to pay our operating expenses and satisfy our obligations as they become due. There are no assurances that we will be able to raise sufficient capital to implement our business plan in order to permit us to begin generating revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We require additional capital to fund our operations and we may have difficulty raising capital, which could deprive us of necessary revenues.

We have not generated any revenues to date and, subject to the availability of sufficient capital, do not expect to launch our first products until late 2023, owing to our recent focus on regulatory approved products. We have raised funds through private transactions in 2021 and 2022 that have to date covered our operating expenses. In order to support our initiatives, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements with well capitalized companies. Our ability to raise additional financing depends on many factors beyond our control, including the current volatility in the capital markets, risks associated with investing in a pre-revenue company with no assurances our products can be commercialized, the lack of a public market for our common stock and the development or prospects for development of competitive technology by others. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may never be able to effectively monetize our intellectual property assets. In that event, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

There are no assurances the Barker Group/Firebird Manufacturing joint venture will be finalized.

As of the date of this report, the Barker Group/Firebird Joint Venture has not been finalized. We expect to finalize the Joint Venture by July 31, 2023. There can be no assurance that we will be able to finalize the Joint Venture by then or at any point in the future. In either case, delay in or failure to complete and finalize certain details may impair our ability to realize our business prospects and strategic objectives.

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

Our current business strategies call for us to develop certain products that now fall under the regulatory authority of the FDA. Our product candidates could be required to undergo costly and time-consuming rigorous non-clinical and clinical testing and we will be required to obtain regulatory approval prior to the sale and marketing of some of our products. While we believe that the features of certain of our products may enable us to secure FDA fast track approval, there are no assurances our beliefs are correct. The results of this testing or issues that develop in the review and approval by any regulatory agency, including the FDA, may subject us to unanticipated delays or prevent us from marketing any proposed products we may develop.

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

There is no public market for our common stock. We have delayed seeking a market maker or undertaking an initial public offering, pending the enhancement of our prototypes, the initiation of certain clinical studies and our progress in discussions with certain third parties. We continue to explore securing a market maker to file the appropriate documents with the Financial Industry Regulatory Authority, Inc. (FINRA) to obtain a quotation of our common stock in the over the counter market or engaging an investment banker to assist us in an initial public offering, the timing and success thereof is presently unknown. Even if we are successful in establishing a public market for our common stock, it is likely that the market will be limited and sporadic and generally at very low volumes until such time, if ever, as we are able to develop a following for our common stock. An active market for our common stock may never develop.

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

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong, In December 2019 we entered into a month-to-month lease for the 2020 calendar year with an annual rental of $9,300. In December 2020 a new month-to-month lease, commencing January 1, 2021, was entered into with a rental rate of $775/month. We occupied the space for all of the 2022 calendar year for rent totaling $9,300. We continue to rent on this same month-to-month basis with no change to the monthly rental rate of $775. We are not certain whether or not we will continue renting this space for the entire 2023 calendar year.

In December 2020 we entered into a month-to-month lease for our engineering services at 9057 Soquel Drive, Building B, Suite C, Aptos, CA. In 2022 we continued to rent this same month-to-month basis with no change to the monthly rental rate of $1,850 through April 2022. Effective April 15, 2022, the Company entered into a lease agreement for research and development and product engineering space located at 8035 Soquel Drive, #41, Aptos, California. The term of the lease will extend five years from the effective date, unless earlier terminated in accordance with the lease. The Company will have the right to extend the term of the lease for additional 5-year term. The Company will pay an escalating base rent over the life of the lease of initially $4,800 per month. In addition, the Company will pay its pro rata portion of property expenses and operating expenses for the property.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. As of April 4, 2023, there were approximately 153 record owners of our common stock.

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

Recent sales of unregistered securities

On December 16, 2022 we entered into a consulting engagement memorandum with an unrelated third party for guidance and expertise in identifying opportunities for our technology in the sleep and appetite suppressant areas. As compensation for the services, we issued this individual 5,000 shares of our common stock valued at $50,000.  The shares were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”).  The individual is an accredited investor and had access to information concerning the Company.  The shares are restricted and contain a legend restricting their transfer subject to registration or applicable exemption.

On February 16, 2023, we sold 7,500 shares of our common stock for $150,000 in a private transaction to an accredited investor. We did not pay a commission or finder’s fee and are using the proceeds for working capital.  The shares were issued under the exemption from registration provided by Section 4(a)(2) of the Act.  The accredited investor and had access to information concerning the Company.  The shares are restricted and contain a legend restricting their transfer subject to registration or applicable exemption.

On March 9, 2023, we sold 1,500 shares of our common stock for $30,000 in a private transaction to an accredited investor. We did not pay a commission or finder’s fee and are using the proceeds for working capital.  The shares were issued under the exemption from registration provided by Section 4(a)(2) of the Act.  The accredited investor had access to information concerning the Company.  The shares are restricted and contain a legend restricting their transfer subject to registration or applicable exemption.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2022 and 2021 and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Going concern

For 2022 we reported a net loss of $6,244,202 and net cash used in operations of $3,353,697. At December 31, 2022 we had cash on hand of $219,781 and an accumulated deficit of $19,553,696. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our cash balances and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in 2021 or 2022. Our total operating expenses for 2022 decreased 26% from those for 2021. General and administrative expenses, which include amortization, depreciation, compensation, rent, software subscriptions, and website hosting expenses, decreased by 55% in 2022 compared to 2021. Despite an increase in employee compensation and rent in 2022, the non-cash compensation expense from stock options granted in 2021 far exceeded 2022 levels and resulted in this decrease. Research and development expenses in 2022 for new prototype designs and development were $1,050,230 compared to $668,751 in 2021. The 57% increase was due to the new prototypes development in 2022. Professional fees increased by 128% in 2022 compared to 2021, due largely to business development consulting services utilized in 2022 that were not present in 2021.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2022, we had $219,781 in cash and cash equivalents and a working capital surplus of $33,688 compared to $3,588,377 in cash and cash equivalents and a working capital surplus of $3,532,821 at December 31, 2021. Our current liabilities increased $169,881 from December 31, 2021, reflecting an increase in our accounts payable, reduction in our accrued expenses and the addition of the current portion of our lease liability. Our source of operating capital in 2022 came from the sale of 35,000 shares of our common stock raising $350,000 in capital compared to the same period in 2021 where our source of capital came from the sale of 555,288 shares of our common stock raising $4,910,000 in capital.

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

In 2021 we retired $255,544 of debt, owed to a related party, through repayments. At December 31, 2022 no other debt was owed although subsequent to the period covered by this report and through April 15, 2023, the Company borrowed $500,000 from Xten, a common control entity. The loan is non-interest bearing and due upon demand.  The funds are being used for working capital

While we raised $350,000 from the sale of our securities during 2022, we still will need to raise $2,500,000 to $4,000,000 in additional capital during the next 12 months. There are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy.

Summary of cash flows

	December 31, 2022	December 31, 2021
Net cash (used) in operating activities	$(3,353,697)	$(1,516,731)
Net cash (used) in investing activities	$(364,899)	$(138,501)
Net cash provided by financing activities	$350,000	$4,654,456

Our cash used in operating activities increased 121.11% in 2022 compared to 2021. During these time periods we used the cash primarily to fund our net losses.

In 2022 our cash used in investing activities was comprised of $339,055 from capitalization of intellectual property related legal fees, furniture and equipment of $7,800 and leasehold improvements of $18,044. In 2021 our cash used in investing activities was comprised of $124,193 from capitalization of intellectual property related to legal fees, and furniture and equipment of $14,308.

Net cash provided by financing activities in 2022 consisted of $350,000 raised from the sales of 35,000 shares of common stock. Net cash provided by financing activities in 2021 consisted of $4,910,000 raised from the sales of 555,288 shares of our common stock with repayment of $255,544 to Xten, a common control entity.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of expenses during the reported periods. The more significant accounting estimates include estimates related to impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2022 appearing later in this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment our management has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. In order to do so, we will need additional capital to permit us to hire employees and put the requisite controls in place. We had expected to expand our accounting resources in 2019, which has been delayed into 2023. Given the uncertainties with our ability to raise working capital as discussed earlier in this report, there are no assurances we will be able to remediate the material weaknesses in our internal control over financial reporting during 2023.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Alexander Chong	58	Chairman of the Board of Directors, Chief Executive Officer
William P. Bartkowski	71	President, Chief Operating Officer
Daniel Markes	61	Vice President, Chief Financial Officer, director
Roger Nielsen	76	Secretary, director

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

Roger Nielsen. Mr. Nielsen has served as a member of our board of directors since April 2015. Mr. Nielsen is an experienced businessman with broad and lengthy experience in international commerce and world-wide distribution. Mr. Nielsen is a member of the board of directors and Director, Procurement and Facilities, with Minneapolis-based Plexus Corporation founded by Mr. Chong, serving as an officer and director of that company since 1993. Mr. Nielsen and Mr. Chong have worked closely together for over 25 years in various international businesses. He has established global distribution centers throughout Asia Pacific, negotiated and closed distribution agreements with major international manufacturers for export and directed and managed international logistics for a number of global distribution networks. Mr. Nielsen studied Business Administration at Dana College. Mr. Nielsen’s experience in international commerce and world-wide distribution activities were factors considered by the board of directors in concluding that he should be serving as a director of our company.

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

Director compensation

Our directors do not receive compensation for their services as directors.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;

●	our two most highly compensated named executive officers at December 31, 2022 whose annual compensation exceeded $100,000; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2022.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alexander Chong,	2022	325,080			-		-	-	-	325,080
Chief Executive Officer	2021	98,400	-	-	2,997,883	(1)	-	-	-	3,096,283

Daniel Markes,	2022	200,040	-	-	139,427	(2)	-	-	-	339,467
Chief Financial Officer	2021	90,000	-	-	428,277	(2)	-	-	-	518,277

William Bartkowski	2022	125,040	-	-	139,427					264,467
Chief Operating Officer	2021	81,600	-	-	428,277	(2)				509,877

(1)	The amounts represent the aggregate grant date fair value of stock options to purchase (i) 300,000 shares of common stock at an exercise price of $12.00 per share awarded to Mr. Chong in December 2021. The assumptions made in the valuations of the option awards are included in Note 2 of the notes to our financial statements appearing later in this report.

(2)	The amounts represent the aggregate grant date fair value of stock options to purchase (i) 42,858 shares of common stock at an exercise price of $12.00 per share awarded to Mr. Markes and Mr. Bartkowski in December 2021 and (ii) 20,000 shares of common stock at an exercise price of $10.00 per share awarded to Mr. Markes and Mr. Bartkowski in October 2022 as additional compensation.

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

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2022:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Alexander Chong, CEO	300,000	-	-	1.40	12/21/23	-	-	-	-
	175,000	-	-	1.00	12/31/24	-	-	-	-
	175,000	-	-	5.31	10/1/25	-	-	-	-
	300,000	-	-	12.00	10/20/26	-	-	-	-

William Bartkowski COO	42,858	-	-	1.40	12/31/23	-	-	-	-
	25,000	-	-	1.00	12/31/24	-	-	-	-
	25,000	-	-	5.31	10/1/25	-	-	-	-
	42,858	-	-	12.00	10/20/26	-	-	-	-
	20,000	-	-	10.00	10/21/27

Dan Markes, CFO	42,858	-	-	1.40	12/31/23	-	-	-	-
	25,000	-	-	1.00	12/31/24	-	-	-	-
	25,000	-	-	5.31	10/1/25	-	-	-	-
	42,858	-	-	12.00	10/20/26	-	-	-	-
	20,000	-	-	10.00	10/21/27

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 4, 2023, we had 26,074,595 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of April 4, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our named executive officers, and directors.

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%

Alexander Chong (1)	20,151,216	74.6%
William P. Bartkowski (2)	155,716	≤1%
Daniel Markes (3)	467,146	1.6%
Roger Nielsen (4)	421,431	1.5%
All officers and directors as a group (four persons) (1)(2)(3)(4)	21,195,509	76.8%

(1)	Includes: (i) 1,780,715 shares of our common stock held of record by Chinhak LLC; (ii) 17,440,001 shares of our common stock held of record by Xten; (iii) 300,000 shares of common stock underlying options held with an exercise price of $1.40; (iv) 175,000 shares of common stock underlying options with an exercise price of $1.00 per share; (v) 175,000 shares of common stock underlying options held at an exercise price of $5.31 per share; and (vi) 300,000 shares of common stock underlying options held with an exercise price of $12.00 per share. Mr. Chong has voting and dispositive control over the shares held of record by both of these entities. Excludes 428,572 shares of common stock held by Mr. Chong’s wife, of which he disclaims any beneficial ownership.

(2)	Includes (i) 42,858 shares of common stock underlying options with an exercise price of $1.40 per share; (ii) 25,000 shares of common stock underlying options with an exercise price of $1.00 per share; (iii) 25,000 shares of common stock underlying options with an exercise price of $5.31; (iv) 42,858 shares of our common stock of common stock underlying options with an exercise price of $12.00 per share; and (v) 20,000 share of our common stock underlying options with an exercise price of $10.00 per share.

(3)	Includes (i) 168,572 shares of our common stock; (ii) 42,858 shares of common stock underlying options with an exercise price of $1.40 per share; (iii) 25,000 shares of common stock underlying options with an exercise price of $1.00 per share; (iv) 25,000 shares of common stock underlying options with an exercise price of $5.31; (v) 42,858 shares of common stock underlying options with an exercise price of $12.00 per share; (vi) 20,000 shares of common stock underlying options with an exercise price of $10,00 per share; and (vii) 142,858 shares of our common stock owned by Paula Markes, his spouse.

(4)	Includes (i) 285,715 shares of our common stock; (ii) 42,858 shares of common stock underlying options with an exercise price of $1.40 per share; (iii) 25,000 shares of common stock underlying options with an exercise price of $1.00 per share; (iv) 25,000 shares of common stock underlying options with an exercise price of $5.31; and (v) 42,858 shares of our common stock underlying options with an exercise price of $12.00 per share.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plans not approved by our stockholders:	0	-	-
Plans approved by stockholders:
2014 Equity Compensation Plan	1,492,148	$8.20	50,718
2019 Equity Compensation Plan	920,000	$4.98	1,530,000

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

Subsequent to the period covered by this report and through April 15, 2023 the Company borrowed $500,000 from Xten, a common control entity. The loan is non-interest bearing and due upon demand.  The funds are being used for working capital.

Director independence

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for 2022 and 2021.

	2022	2021

Audit Fees	$70,350	$45,000
Audit-Related Fees		-
Tax Fees		-
All Other Fees		-
Total	$70,350	$45,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to the auditors with respect to 2022 were pre-approved by the entire board of directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

●	Report of MaloneBailey, LLP, Houston, TX (PCAOB ID 206);

●	Consolidated balance sheets at December 31, 2022 and 2021;

●	Consolidated statements of operations for the years ended December 31, 2022 and 2021;

●	Consolidated statements of changes in stockholders’ equity (deficit) for the years ended December 31, 2022 and 2021;

●	Consolidated statements cash flows for the years ended December 31, 2022 and 2021, and

●	Notes to consolidated financial statements.

(b)	Exhibits.

		Incorporated by Reference			Filed or Furnished Herewith
No .	Exhibit Description	Form	Date Filed	Number
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3(c)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/18/19	3.5
4.1	Form of Series A Common Stock Purchase Warrant	8-K	10/2/20	4.1
4.2	Form of Series B Common Stock Purchase Warrant	8-K	10/2/20	4.2
4.3	Form of Series C Common Stock Purchase Warrant	8-K	10/2/20	4.3
10.1	Exclusive License and Option to License Agreement dated December 31, 2013 by and between Chong Corporation and VapAria Corporation	S-1	5/1/14	10-b
10.2	Intellectual Property Assignment Agreement dated August 1, 2010 between Alexander C. Chong, William P. Bartkowski and Chong Corporation	S-1	6/9/14	10(d)
10.3	2014 Equity Compensation Plan *	8-K	8/21/14	10.7
10.4	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 228 patent	8-K	1/29/16	10.9

10.5	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 040 patent	8-K	1/29/16	10.10
10.6	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 617 patent application	8-K	1/29/16	10.11
10.7	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 939 patent application	8-K	1/29/16	10.12
10.8	License Agreement dated January 28, 2016 by and between VapAria Corporation and Chong Corporation for the 279 patent application	8-K	1/29/16	10.13
10.9	Lease extension dated December 31, 2017 with Chong Corporation	10-K	3/29/18	10.21
10.10	Asset Purchase Agreement dated December 31, 2019 by and between CQENS Technologies Inc. and Chong Corporation	8-K	1/2/20	10.1
10.11	Form of Stock Purchase Agreement	8-K	10/31/19	10.1
10.12	Commercial Month to Month Lease	10-K	4/10/20	10.29
10.13	Form of Stock Purchase Agreement	8-K	6/5/20	10.1
10.14	Form of Amended and Restated Operating Agreement dated July 24, 2020 of Leap Technology LLC by and between CQENS Technologies, Inc., Zong Group Holdings LLC and Leap Management LLP	8-K	7/29/20	10.1
10.15	Form of Contribution Agreement Via Exclusive Licensing Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLC	8-K	7/29/20	10.2
10.16	Form of Intellectual Property License Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLP	8-K	7/29/20	10.3
10.17	Asset Purchase Agreement dated September 30, 2020 by and between CQENS Technologies Inc. and Xten Capital Group, Inc. (IP)	8-K	10/2/20	10.1
10.18	Asset Purchase Agreement dated September 30, 2020 by and between CQENS Technologies Inc. and Xten Capital Group, Inc. (other assets)	8-K	10/2/20	10.2
10.19	Joint venture Agreement by and among Firebrand Manufacturing, LLC and CQENS Technology, Inc. dated August 17, 2021	8-K	8/23/21	10.1
10.20	Commercial Lease Agreement Research and Development Facilities effective April 15, 2022	10-K	4/14/22	10.20
10.21	Purchase Agreement between CQENS Technologies, Inc. and Montrade S.P.A. effective July 13, 2022+	10-Q	8/15/22	10.2
10.22	Form of Stock Option Grant	8-K	10/26/22	10.1
10.23	2019 Equity Compensation Plan,*				Filed
14.1	Code Conduct and Ethics	10-K	4/14/15	14.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Filed

+ Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.

* Management contract or compensatory agreement, plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CQENS Technologies Inc.

April 14, 2023	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

April 14, 2023	By:	/s/ Daniel Markes
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

Name	Positions	Date

/s/ Alexander Chong	Chief Executive Officer, Chairman of the Board of	April 14, 2023
Alexander Chong	Directors, principal executive officer

/s/ William P. Bartkowski	President, Chief Operating Officer	April 14, 2023
William P. Bartkowski

/s/ Daniel Markes	Vice President, Chief Financial Officer, director,	April 14, 2023
Daniel Markes	principal financial and accounting officer

/s/ Roger Nielsen	Secretary, director	April 14, 2023
Roger Nielsen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CQENS Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CQENS Technologies, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013.

April 14, 2023

CQENS Technologies Inc.

Balance Sheets

	December 31
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$219,781	$3,588,377
Prepaid expenses	182,713	143,369
Total Current Assets	402,494	3,731,746
Equipment, net	177,722	190,005
Intellectual property, net	973,823	707,760
Right-of-use asset - lease, net	126,235	-
Leasehold improvement, net	14,644	-
Prepaid expenses - noncurrent portion	458,317	-
TOTAL ASSETS	2,153,235	4,629,511
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$222,539	$82,126
Accrued expenses	94,050	116,799
Current portion of lease liability	52,217	-
Total Current Liabilities	368,806	198,925
Lease liability, net of current portion	74,018	-
TOTAL LIABILITIES	442,824	198,925
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and December 31, 2021	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 26,065,595 shares issued and outstanding at December 31, 2022 and 26,015,595 shares issued and outstanding at December 31, 2021	2,607	2,602
Additional paid-in capital	21,261,500	17,737,478
Accumulated deficit	(19,553,696)	(13,309,494)
TOTAL STOCKHOLDERS’ EQUITY	1,710,411	4,430,586
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,153,235	$4,629,511

See accompanying notes to financial statements

CQENS Technologies Inc.

Statements of Operations

	Year ended December 31
	2022	2021
Operating Expenses
General and administrative	$3,055,176	$6,848,390
Research and development	1,050,230	668,751
Professional fees	2,137,287	937,665
Total Operating Expenses	6,242,693	8,454,806
Total Operating Loss	(6,242,693)	(8,454,806)
Other (Expense)	(1,509)	(11,106)
Net Loss	$(6,244,202)	$(8,465,912)

Basic and diluted loss per common share	(0.24)	(0.33)

Basic and diluted weighted average shares outstanding	26,037,266	25,656,906

See accompanying notes to financial statements

CQENS Technologies Inc.

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2022 and December 31, 2021

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2020	25,397,685	$2,540	$5,990,194	$(4,843,582)	$1,149,152

Common stock issued for cash	555,288	55	4,909,945	-	$4,910,000

Common stock issued for consulting services	62,622	7	517,997	-	$518,004

Stock options expense	-	-	6,319,342	-	$6,319,342

Net Loss	-	-	-	(8,465,912)	$(8,465,912)

Balance December 31, 2021	26,015,595	$2,602	$17,737,478	$(13,309,494)	$4,430,586

Common stock issued for cash	35,000	3	349,997	-	$350,000

Common stock issued for consulting services	15,000	2	149,998	-	$150,000

Stock options expense	-	-	3,024,027	-	$3,024,027

Net loss	-	-	-	(6,244,202)	$(6,244,202)

Balance December 31, 2022	26,065,595	$2,607	$21,261,500	$(19,553,696)	$1,710,411

See accompanying notes to financial statements

CQENS Technologies Inc.

Statements of Cash Flows

	Year ended December 31
	2022	2021

Cash flows from operating activities
Net loss	$(6,244,202)	$(8,465,912)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	76,392	59,649
Lease expense	34,020	-
Depreciation expense	20,083	18,107
Stock options expense	3,024,027	6,319,342
Common stock issued for consulting services	150,000	518,004
Changes in operating assets and liabilities:
Prepaid expenses	(39,344)	(83,973)
Prepaid expenses - noncurrent portion	(458,317)	-
Accounts payable	140,413	37,924
Lease liability	(34,020)	-
Accrued expenses	(22,749)	80,128
Net cash used in operating activities	(3,353,697)	(1,516,731)

Cash flows used in investing activities
Additions to intellectual property	(339,055)	(124,193)
Additions to furniture and equipment	(7,800)	(14,308)
Leasehold improvements	(18,044)	-
Net cash flows used in investing activities	(364,899)	(138,501)

Cash flows from financing activities
Proceeds from issuance of common stock	350,000	4,910,000
Repayment of related party debt	-	(255,544)
Net Cash provided by financing activities	350,000	4,654,456

Net change in cash and cash equivalents	(3,368,596)	2,999,224
Cash and cash equivalents, beginning of period	3,588,377	589,153
Cash and cash equivalents, end of period	$219,781	$3,588,377

Supplementary disclosure for non-cash activities:

Right-of-use asset in exchange for lease liability	$160,255	$-

See accompanying notes to financial statements

CQENS Technologies, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

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

From 2020 through 2022 the effects of the COVID-19 pandemic were felt by the Company. While the duration and full impact of the pandemic is unknown at this time, we expect that the pandemic will continue to adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 have caused certain of these opportunities to be delayed. Should the pandemic continue and/or be prolonged into 2023 certain of these opportunities might be limited or lost. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The impact of COVID-19 on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

The executive officers hired by the Company in the third quarter of 2020 continue at December 31, 2022 to be the company’s three employees. Effective December 23, 2021 the Board of Directors approved annual salary increases for its: CEO, Alexander Chong, COO, William Bartkowski and CFO, Daniel Markes, resulting in a new annual combined base of $650,160 per annum compared to $270,000 per annum previously. The annual combined base salary remains the same for 2023. To date the Company has not entered into any written employment agreements with the officers.

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

Cash equivalents – All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2022 there were no cash equivalents.

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

If we believe our assets to be impaired, the impairment we will recognize will be the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write down will be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the useful lives of the assets. If a change were to occur in any of the above-mentioned factors or estimates, our reported results could materially change. There was no impairment at December 31, 2022 and December 31, 2021.

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

The Company adopted the new standard on January 1, 2019, using the modified-retrospective method. The new standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the land easements practical expedients as this is not applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means that the Company does not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. Certain leases of low-value assets are also not recognized.

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

Total lease costs will include fixed operating lease costs, variable lease costs and short-term lease costs. Our real estate lease requires us to pay certain expenses, such as CAM costs and insurance, of which the fixed portion will be included in operating lease costs. We will recognize operating lease costs on a straight-line basis over the lease term.

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

Intellectual Property - Intellectual property assets primarily represent rights through patent assignments and are generally amortized on a straight-line basis over periods of benefit, ranging up to 17 years. For the fiscal year ended December 31, 2022, the Company amortized $72,992 compared to $59,649 in the previous year, related to the value of its patent portfolio, acquired in 2013, 2016, 2019 and 2020 from an affiliate (see Note 5).

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, with renewed research and development efforts and with no source of revenue and limited cash sufficient to cover its operations costs over the next 12 months these may not allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 – INCOME TAXES

We did not provide current of deferred U.S. federal income tax provision or benefit for any of the periods presented because we reported no activity the first two years and have experienced since 2019. Under ACS 740: Income Taxes”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The 2017 Tax Cuts and Jobs Act reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The component of the Company’s deferred tax asset as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Net operating loss carryforward	$306,339	$284,218
Valuation allowance	$(306,339)	$(284,218)
Net deferred asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2022 or 2021.

The Company’s cumulative net operating loss carryforward as of December 31, 2022 amounted to $1,458,755 of which $50,052 represents net operating losses prior to 2017 and will expire between December 31, 2033 and December 31, 2038. The years going back to 2019 remain open for examination by relevant tax authorities.

NOTE 5 – STOCKHOLDERS’ EQUITY

On July 11, 2022 we sold 35,000 shares of our common stock for $350,000 to an investor in a private transaction. We did not pay a commission or finder’s fee. On July 11, 2022 we issued 10,000 shares of our common stock, valued at $100,000, to a consultant for the consultant’s guidance in identifying business opportunities, partners and other skilled consultants in both Asia and North America.

On December 16, 2022 we entered into a consulting engagement memorandum with an unrelated third party for the consultants guidance and expertise in identifying opportunities for our technology in the sleep and appetite suppressant areas. As compensation for the services, we issued this individual 5,000 shares of our common stock valued at $50,000.

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

As of December 31, 2022 the Company had 26,065,595 shares of common stock issued and outstanding.

Preferred Stock

There are no shares of Series A Preferred issued and outstanding in 2022 or 2021.

Stock Options

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

On October 21, 2022, the Company granted stock options to 39 individuals, representing up to a maximum of 565,000 shares of our common stock, exercisable at $10.00 per share. The individuals include executive officers, William Bartkowski and Daniel Markes, one of our employees, certain professional advisors, and another 29 individuals who are considered related parties in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. The grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives, including but not limited to our plans to begin commercializing our technology internationally in mid-2023. All of the awards were made for work or services provided or to be provided to CQENS. The Company made the grants under the Company’s shareholder approved 2014 Equity Compensation Plan (the “Plan”) and pursuant to the terms and conditions of the Plan and subject to vesting conditions contained in the Plan and options granted thereunder.

On October 21, 2022 the Company granted stock options under the Company’s 2014 Equity Compensation Plan to individuals who are considered related parties, in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non U.S. persons. The grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives, including but not limited to our plans to begin commercializing our technology internationally in mid-2023.Each of these individuals was granted 5,000 or 10,000 or 20,000 shares at $10.00 per share. 20% of the shares (1,000 or 2,000 or 4,000 respectively) were exercisable immediately, with the balance vesting over the next 4 years in equal installments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $2,858,263 of which $806,864 was expensed in 2022. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 85.48%; and 4) the risk-free rate of return of 4.45%. The exercise period of the immediately exercisable options terminates October 21, 2027.

On October 21, 2022 the Company granted stock options under the Company’s 2014 Equity Compensation Plan to individuals who are considered related parties, in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non U.S. persons.. The grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives, including but not limited to our plans to begin commercializing our technology internationally in mid-2023 Each of these individuals was granted 5,000 shares at $10.00 per share. 20% of the shares or 1,000 are exercisable in 2 years from the grant date, with the balance vesting over the next 4 years in equal installments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $190,888 of which $10,933 was expensed in 2022. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 7 years; 3) computed volatility of 82.27%; and 4) the risk-free rate of return of 4.36%. The exercise period of the first exercisable options terminates October 21, 2029.

On October 21, 2022 the Company granted stock options under the Company’s 2014 Equity Compensation Plan to three attorneys involved with our Company. Each of these individuals was granted 20,000 shares at $10.00 per share. All of these shares were exercisable immediately. The fair market value of the options at the grant date was determined to be $418,282 all of which was expensed in 2022. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 85.48%; and 4) the risk-free rate of return of 4.45%. The exercise period of the immediately exercisable options terminates October 21, 2027.

On December 13, 2022 the Company granted stock options under the Company’s 2019 Equity Compensation Plan to five consultants. The options granted were fully vested upon grant and allow the consultants to collectively purchase 20,000 shares of the Company’s stock at $10.00 per share. The fair market value of the options at the grant date using the Black Scholes pricing model was determined to be $148,000.

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

As of December 31, 2022, the Company has outstanding and exercisable 2,422,148 options at a weighted average exercise price of $6.92 and a weighted average remaining term of 4.29 years and an intrinsic value of zero.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

On October 21, 2022 the Company granted stock options under the Company’s 2014 Equity Compensation Plan to individuals who are considered related parties, in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non U.S. persons. The grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives, including but not limited to our plans to begin commercializing our technology internationally in mid-2023.Each of these individuals was granted 5,000 or 10,000 or 20,000 shares at $10.00 per share. 20% of the shares (1,000 or 2,000 or 4,000 respectively) were exercisable immediately, with the balance vesting over the next 4 years in equal installments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $2,858,263 of which $806,864 was expensed in 2022. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 85.48%; and 4) the risk-free rate of return of 4.45%. The exercise period of the immediately exercisable options terminates October 21, 2027.

On October 21, 2022 the Company granted stock options under the Company’s 2014 Equity Compensation Plan to individuals who are considered related parties, in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non U.S. persons.. The grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives, including but not limited to our plans to begin commercializing our technology internationally in mid-2023 Each of these individuals was granted 5,000 shares at $10.00 per share. 20% of the shares or 1,000 are exercisable in 2 years from the grant date, with the balance vesting over the next 4 years in equal installments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $190,888 of which $10,933 was expensed in 2022. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 7 years; 3) computed volatility of 82.27%; and 4) the risk-free rate of return of 4.36%. The exercise period of the first exercisable options terminates October 21, 2029.

In 2022 and 2021 the Company utilized the services of Apparatus Global Solutions, a common control entity that provided accounting support and website development. The total cost in 2022 was $1,329 while in 2021 the cost was $5,138.

In September 2021 the Company repaid the balance of the loan of $255,544 to Xten Capital Group, a common control entity. The result was the elimination of this debt.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong. Annual rent was $9,300 for each of the years ended December 31, 2022 and 2021. In December 2021 we entered into a new month-to-month lease that began January 1, 2022 with a monthly rental rate of $775. As of December 31, 2022, there is no outstanding balance for rent due to 5550 Nicollet LLC.

See other related party transactions in Note 9 – Commitment and Contingencies

NOTE 7 – LEASES

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

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2022. Our lease for the property is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

December 31, 2022
Assets
Leasehold improvement, net	$14,644
Operating lease asset	$126,235

Liabilities
Current
Operating lease liabilities	$52,217
Noncurrent
Operating lease liabilities	$74,018

Supplemental cash flow information related to leases were as follows:

Twelve Months Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34,020
ROU assets recognized in exchange for lease obligation
Operating leases	$160,255

The table below present the remaining lease terms and discount rates for operating lease.

December 31, 2022
Weighted-average remaining lease term
Operating lease	2.33 years
Weighted-average discount rate
Operating lease	5.25%

Maturities of lease liabilities as of September 30, 2022, were as follows:

Operating Lease
2023	57,600
2024	57,600
2025	19,200
Thereafter	-
Total lease payments	134,400
Less: amount of lease payments representing interest	(8,165)
Present value future minimum lease payments	$126,235
Less: current obligations under lease	(52,217)
Non-current obligations	$74,018

NOTE 8 – COMMITMENT AND CONTINGENCIES

The Asset Purchase Agreement entered into September 30, 2020 by the Company and Xten, a common control entity, where the Company acquired certain patents and patent applications, replaces the 2013 and 2016 License Agreements effectively eliminating the commitment and contingencies of these previous agreements.

NOTE 9 - PREPAID EXPENSE – NONCURRENT PORTION

Effective July 13, 2022 the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”) a company based in Bologna, Italy, for Montrade to manufacture and install the consumable manufacturing equipment. The Company made an initial payment of $589,265 USD on July 11, 2022 and is required to make additional payments of up to $1,086,465 USD for the module as certain stages are completed. As of December 31, 2022 no additional payments have been made. As of 12/31/2022, $130,948 of initial payment has been expensed for design services completed by Montrade. The remaining payment of $458,317 is related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. The $458,317 payment is recorded as Prepaid expenses – noncurrent portion. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

NOTE 10 – SUBSEQUENT EVENTS

On January 13, 2023, The Company entered into an agreement to borrow up to $1,000,000 from its largest shareholder, Xten Capital Group, on an as needed basis. Such borrowings will be for operations, interest free and due upon demand. As of the date of this filing, the Company has borrowed $500,000.

On February 16, 2023, we sold 7,500 shares of our common stock for $150,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On March 9, 2023, we sold 1,500 shares of our common stock for $30,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

