Form 10-Q
period 2023-03-31
CQENS Technologies Inc.
filed 2023-05-12
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,074,595 shares of common stock are issued and outstanding as of May 8, 2023.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, Part 1. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed on April 14, 2023 (the “2022 10-K”) and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “first quarter of 2023” refers to the three months ended March 31, 2023, “first quarter of 2022” refers to the three months ended March 31, 2022, “2022” refers to the year ended December 31, 2022, and “2021” refers to the year ended December 31, 2021. The information which appears on our web site at www.cqens.com is not part of this report.

ii

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

CQENS Technologies, Inc.

Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$98,321	$219,781
Prepaid expenses	102,101	182,713
Total Current Assets	200,422	402,494
Equipment, net	172,685	177,722
Intellectual property, net	1,009,147	973,823
Right-of-use asset, net	113,436	126,235
Leasehold improvement, net	13,075	14,644
Prepaid expenses - noncurrent portion	458,317	458,317
TOTAL ASSETS	$1,967,082	$2,153,235
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$130,365	$222,539
Accrued expenses	184,736	94,050
Related party loan	450,000	-
Current portion of lease liability	57,217	52,217
Total Current Liabilities	822,318	368,806
Lease liability, net of current portion	56,219	74,018
TOTAL LIABILITIES	878,537	442,824
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value: 10,000,000 shares authorized no shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 26,074,595 shares issued and outstanding at March 31, 2023 and 26,065,595 issued and outstanding at December 31, 2022	2,608	2,607
Additional paid-in capital	21,825,940	21,261,500
Accumulated deficit	(20,740,003)	(19,553,696)
TOTAL STOCKHOLDERS’ EQUITY	1,088,545	1,710,411
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,967,082	$2,153,235

See accompanying notes to unaudited financial statements

CQENS Technologies, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2023	2022
Operating Expenses
General and administrative	$684,523	$413,953
Research and development	337,072	154,928
Professional fees	161,351	232,047
Total Operating Expenses	1,182,946	800,928
Total Operating Loss	(1,182,946)	(800,928)
Other (Expense)	(3,361)	-
Net Loss	$(1,186,307)	$(800,928)

Basic and diluted loss per common share	$(0.05)	$(0.03)
Basic and diluted weighted average shares outstanding	26,069,645	26,015,595

See accompanying notes to unaudited financial statements

CQENS Technologies, Inc

Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2022	26,065,595	$2,607	$21,261,500	$(19,553,696)	$1,710,411

Stock options expense	-	-	384,441	-	$384,441

Common stock issued for cash	9,000	1	179,999	-	$180,000

Net loss	-	-	-	(1,186,307)	$(1,186,307)

Balance March 31, 2023	26,074,595	$2,608	$21,825,940	$(20,740,003)	$1,088,545

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2021	26,015,595	$2,602	$17,737,478	$(13,309,494)	$4,430,586

Stock options expense	-	-	138,446	-	$138,446

Net loss	-	-	-	(800,928)	$(800,928)

Balance, March 31, 2022	26,015,595	$2,602	$17,875,924	$(14,110,422)	$3,768,104

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities
Net loss	$(1,186,307)	$(800,928)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	23,729	16,245
Lease expense	12,799	-
Depreciation expense	5,037	4,972
Stock options expense	384,441	138,446
Changes in operating assets and liabilities:
Prepaid expenses	80,612	(324,681)
Accounts payable	(92,174)	99,808
Lease liability	(12,799)	-
Accrued expenses	90,686	(51,005)
Net cash used in operating activities	(693,976)	(917,143)

Cash flows used in investing activities
Additions to intellectual property	(57,484)	(77,758)
Additions to furniture and equipment	-	(7,800)
Net cash flows used in investing activities	(57,484)	(85,558)

Cash flows from financing activities
Proceeds from issuance of common stock	180,000	-
Borrowing on debt from related party	450,000	-
Net cash provided by financing activities	630,000	-

Net change in cash and cash equivalents	(121,460)	(1,002,701)
Cash and cash equivalents, beginning of period	219,781	3,588,377
Cash and cash equivalents, end of period	$98,321	$2,585,676

See accompanying notes to unaudited financial statements

CQENS Technologies, Inc.

Notes to Financial Statements

March 31, 2023

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

In the first quarter of 2023 the effects of the COVID-19 pandemic were still felt by the Company. In addition, in the U.S. the Federal Reserve has begun raising interest rates sharply, the continuation of which could lead to a recession. We expect that any continued recessionary conditions will adversely impact CQENS in several ways. Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will also be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The worldwide pandemic caused by COVID-19 and current recessionary conditions has caused certain of these opportunities to be delayed. Should the pandemic continue and/or be prolonged throughout 2023 certain of these opportunities might be limited or lost. We also need to raise additional working capital to provide sufficient funding to bring our proposed products to market. The impact of a recession on the capital markets will make it more difficult for small, pre-revenue companies such as ours to access capital. We will continue to assess the impact of any lingering effect the COVID-19 pandemic and recessionary conditions have on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our prospects.

Basis of Presentation

Basis of Presentation - The following unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of March 31, 2023 has been derived from the Company’s annual financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the SEC on April 14, 2023 for a broader discussion of our business and the risks inherent in such business.

Recent Accounting Pronouncements - The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, with limited cash resources, with renewed research and development efforts and with no source of revenue sufficient to cover its operations costs over the next 12 months these may not allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

For the three month period ended March 31, 2023 stock option expense totaled $384,441 compared to $138,446 for the same period in 2022.

There was no sale of our common stock during the first quarter of 2022.

As of March 31, 2023, the Company had 26,074,595 shares of common stock issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises on a month-to-month basis from 5550 Nicollet, LLC, a company owned by Mr. Chong. Rent for each of the first quarters of 2023 and 2022 was $2,325. As of March 31, 2023, there was an outstanding balance for rent due to 5550 Nicollet LLC of $1,550.

During the first quarter of 2023 the Company borrowed $450,000 from Xten Capital Group, a common control entity. The loan is due upon demand and is non-interest bearing.

During the first quarter of 2023 the Company paid $381 to Plexus International, a common control entity for accounting services.

Note 5 – LEASES

In March 2022 we entered into a three-year lease agreement commencing April 15, 2022 through April 30, 2025 at an initial annual rate of $57,400 paid in monthly installments of $4,800. We have an option to extend for an additional five-year period. Annual increases are tied to the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers for San Francisco-Oakland-San Jose area. Based on the aforementioned consumer price index, the annual increase to rent beginning May 1, 2023 will be $375 bringing monthly installments to $5,175 and the annual rate to $62,100.

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the expedients permitted under the transition guidance that retained lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of March 31, 2023. Our lease for property is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The following table presents the lease-related asset and liability recorded on the balance sheets:

March 31, 2023
Assets
Leasehold improvement, net	$13,075
Operating lease asset	$113,436

Liabilities
Current
Operating lease liabilities	$57,217
Noncurrent
Operating lease liabilities	$56,219

Supplemental cash flow information related to leases were as follows:

Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,799

The table below present the remaining lease terms and discount rates for operating lease.

March 31, 2023
Weighted-average remaining lease term
Operating lease	2.08 years
Weighted-average discount rate
Operating lease	5.25%

Maturities of lease liabilities as of March 31, 2023, were as follows:

Operating Lease
2023 (nine months remaining)	42,676
2024	59,324
2025	20,476
Thereafter	-
Total lease payments	122,476
Less: amount of lease payments representing interest	(12,504)
Present value future minimum lease payments	$113,436
Less: current obligations under lease	(57,217)
Non-current obligations	$56,219

NOTE 6 - PREPAID EXPENSE – NONCURRENT PORTION

Effective July 13, 2022 the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”) a company based in Bologna, Italy, for Montrade to manufacture and install the consumable manufacturing equipment. The Company made an initial payment of $589,265 USD on July 11, 2022 and is required to make additional payments of up to $1,086,465 USD for the module as certain stages are completed. As of March 31, 2023 no additional payments have been made. As of December 31, 2022, $130,948 of initial payment was expensed for design services completed by Montrade. The remaining payment of $458,317 is related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. The $458,317 payment has been recorded as Prepaid expenses – noncurrent portion and remains categorized as such at March 31, 2023. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

Note 7 – SUBSEQUENT EVENTS

On May 1, 2023 the three year lease we entered into in March 2022 saw an increase in rent of $375 per month bringing monthly installments to $5,175 and the annual rate to $62,100.

Effective as of the date of the filing of this report, we have borrowed an additional $250,000 from Xten Capital Group, a common control entity. The loan is due upon demand and is non-interest bearing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2022 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

We believe our HnB technologies have applications to the international tobacco industry and the growing hemp/CBD and cannabis industries. HnBs represent the latest in tobacco and inhalable technologies, and likely to supplant the electronic vapor system (EVS) technologies including e-cigarettes and electronic nicotine delivery systems. We believe HnBs, if properly designed, will avoid many of the issues that have proved troublesome for EVS’ including thermal decomposition, heating irregularities and the formation and presence of high levels of acrolein and formaldehyde. In late 2019 Philip Morris International introduced its HnB product to U.S. markets. This product, which was sold in more than 40 countries before entering U.S. markets, like other HnB technologies, is a device that heats a tobacco stick, rather than burning it, and testing supports claims that the product can potentially reduce the number of noxious chemicals found in cigarette smoke by 95%. The Philip Morris product received the approval of the US FDA in 2019, via both a Pre-market Tobacco Authorization (“PMTA”) and Modified Risk Tobacco Product (“MARTP”) designation to market the product in the US. However, the International Trade Commission ruled on September 29, 2021 that the Philip Morris product violated certain British American Tobacco patents and ruled that the Philip Morris product could not be imported to or sold in the U.S. As of the date of this report there are no FDA approved or legal HnB products on the market in the US.

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

During 2020 and through March 31, 2023 we have continued our efforts begun in 2019, including:

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

● On September 30, 2020, we also entered into a second Asset Purchase Agreement with Xten pursuant to which we acquired certain assets including, but not limited to, a custom built plume and inhalation testing machine, oscilloscope with probe, multiple pieces of laboratory and workshop equipment, computers, monitors and accessories; and

● On August 17, 2021, as a result of a previously executed Memorandum of Understanding with the Barker Group of Companies, we entered into a Joint Venture Agreement (the “JV Agreement”) with Firebird Manufacturing, LLC, a Barker Group company (“Firebird”). Under the terms of the JV Agreement the parties have agreed to organize, negotiate, and establish a limited liability company joint venture entity (the “Joint Venture Entity”) for the purposes of developing, manufacturing, and distributing Heat-hemp/CBD products in the United States for an initial term of four years, subject to an automatic renewal for successive one-year terms provided certain conditions are met. The Joint Venture Entity will be owned equally by the Company and Firebird. The Company will license its intellectual property to the Joint Venture Entity, receiving a 10% royalty on direct consumable sales and will be responsible for designing and coordinating the manufacture of an HnB device exclusively conformed to heat but not combust hemp/CBD. Firebird will be responsible for manufacturing the hemp/CBD consumable and distributing both the device and consumables to the retail locations where the product can be lawfully sold.

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

On July 13, 2022, we announced that we completed research and development (R&D) stages for the module for the automated manufacture of consumables for its proprietary, patented and patent pending Heat-not-Burn system. The system heats plant-based and/or medicant-infused formulations to produce aerosols for the inhalation of the plant and medicant constituents without combustion or the constituents of combustion, although there are no assurances its products can be commercialized. Contemporaneous with the completion of these R&D stages, effective July 13, 2022 the Company entered into a manufacturing contract with Montrade S.p.A. (“Montrade”), a company based in Bologna, Italy, for Montrade to manufacture and install the module. The Company made an initial payment of $589,265 USD and is required to make additional payments of up to $1,086,465 USD for the module as certain stages are completed. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

On August 1, 2022 the Company was informed that the Patent Office of Singapore issued the Company Singapore Patent No. 11202006324T for our innovative HnB system on January 21, 2022. We were further informed that the US Patent and Trademark Office issued the Company US Patent No. 11,272,741 also for our HnB system on March 15, 2022. On August 2, 2022 we were informed that the patent office of Japan issued the Company a Patent, registration number 7093919, for our HnB system on June 23, 2022.

On February 14, 2023, the Company was issued U.S. Patent 11,606,969 by the U.S. Patent and Trademark Office for a Heat-not-Burn Device and Method, representing the sixth Heat-not-Burn related patent that the Company has now been issued, three in the U.S., one in Japan, one in Singapore and one in Korea that was issued early in 2023.

Going concern

For the first quarter of 2023 we reported a net loss of $1,186,307 and net cash used in operations of $693,976 compared to a net loss of $800,928 and net cash used in operations of $917,143 for the first quarter of 2022. At March 31, 2023, we had cash on hand of $98,321 and an accumulated deficit of $20,740,003. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our limited cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of operations

We did not generate any revenues from our operations in either the first quarter of 2023 or the first quarter of 2022. Our total operating expenses for the first quarter of 2023 increased 48% over those reported in the first quarter of 2022 principally due to increased research and development expenses, and due to an increase in compensation expense resulting from previous stock option grants for consulting services. General and administrative expenses increased 65% in the first quarter of 2023 from the comparable period in 2022 due mainly to the increase in compensation expense from previous stock option grants.

Research and development expenses in the first quarter of 2023 increased 118% over this same period in 2022. This increase was impacted by manufacturing equipment design along with increased engineering services in the first quarter of 2023 over the first quarter of 2022. Professional fees decreased 30% in the first quarter of 2023 compared to the first quarter of 2022. This reduction is attributable primarily to the consulting services provided by Vilosophy UK, Ltd in the first quarter of 2022 that were not again incurred in this same period in 2023.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2023, we had $98,321 in cash and cash equivalents and a working capital deficit of $621,896 compared to $219,781 in cash and cash equivalents and a working capital surplus of $33,688 at December 31, 2022. Our current liabilities increased $453,512 from December 31, 2022, reflecting a $92,174 decrease in accounts payable offset by a $90,686 increase in accrued expenses, a $450,000 increase in our borrowing from a related party, and a $5,000 increase in the current portion of our lease liability. Our source of operating capital in the first quarter of 2023 came from the cash on hand at the end of 2022, $450,000 in advances from Xten, a common control entity and $180,000 of proceeds from the sale of our common stock. Our source of operating capital in the first quarter of 2022 came solely from cash on hand.

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

On January 13, 2023, we entered into an agreement to borrow up to $1,000,000 from our largest shareholder, Xten Capital Group, on an as needed basis. Such borrowings will be for operations, interest free and due upon demand. At March 31, 2023 and as of the date of this filing, we have borrowed $450,000 and $200,000, respectively. On February 16, 2023, we sold 7,500 shares of our common stock for $150,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital. On March 9, 2023, we sold 1,500 shares of our common stock for $30,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital. We raised $350,000 from the sale of our securities during 2022.

As of March 31, 2023 we owe $450,000 to a related party. At the end of the first quarter of 2022, we had no related party debt.

As of the date of this report we still will need to raise $2,500,000 to $4,000,000 in additional capital during the next 12 months. There are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Summary of cash flows

	March 31, 2023	March 31, 2022
Net cash (used) in operating activities	$(693,976)	$(917,143)
Net cash (used) in investing activities	$(57,484)	$(85,558)
Net cash provided by financing activities	$630,000	$-

Our cash used in operating activities decreased 24% in the first three months of 2023 compared to the first three months of 2022. During these time periods we primarily used the cash to fund our net losses.

In the first quarter of 2023 there was $57,484 net cash used in investing activities from for capitalization of our intellectual property compared to net cash used in investing activities of $85,558 in the same period in 2022 for capitalization of IP related legal fees and for additions to furniture and equipment.

We had net cash provided by financing activities in the first quarter of 2023 of $630,000 from the sale of our common stock and from borrowing from a related party. In the first quarter of 2022 we had no net cash provided by financing.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited financial statements appearing later in this report and Note 2 to our audited consolidated financial statements appearing in our 2022 10-K.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of continuing material weakness in our internal control over financial reporting as reported in our 2022 10-K. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources during 2023. in an effort to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risk factors in Part I, Item 1A in our 2022 10-K and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/18/19	3.5
3.5	Bylaws	S-1	3/29/10	3(b)
10.1	Form of Stock Purchase Agreement	8-K	6/5/20	10.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CQENS Technologies Inc.

May 12, 2023	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

May 12, 2023	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

