Form 10-Q
period 2023-06-30
CQENS Technologies Inc.
filed 2023-08-16
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,135,345 shares of common stock are issued and outstanding as of August 15, 2023.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “second quarter of 2023” refers to the three months ended June 30, 2023, “second quarter of 2022” refers to the three months ended June 30, 2022, “2022” refers to the year ended December 31, 2022, and “2023” refers to the year ended December 31, 2023. The information which appears on our web site at www.cqens.com is not part of this report.

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

CQENS Technologies Inc.

Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$348,450	$219,781
Prepaid expenses	73,456	182,713
Total Current Assets	421,906	402,494
Equipment, net	167,648	177,722
Intellectual property, net	1,026,710	973,823
Right-of-use asset, net	108,317	126,235
Leasehold improvement, net	11,506	14,644
Prepaid expenses - noncurrent portion	458,317	458,317
TOTAL ASSETS	$2,194,404	$2,153,235
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$135,771	$222,539
Accrued expenses	299,712	94,050
Related party loan	900,000	-
Current portion of lease liability	57,791	52,217
Total Current Liabilities	1,393,274	368,806
Lease liability, net of current portion	50,526	74,018
TOTAL LIABILITIES	1,443,800	442,824
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 26,094,345 shares issued and outstanding at June 30, 2023 and 26,065,595 issued and outstanding at December 31, 2022	2,609	2,607
Additional paid-in capital	22,583,520	21,261,500
Accumulated deficit	(21,835,525)	(19,553,696)
TOTAL STOCKHOLDERS’ EQUITY	750,604	1,710,411
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,194,404	$2,153,235

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating Expenses
General and administrative	$361,385	$1,218,904	$1,045,908	$1,632,857
Research and development	293,423	162,022	630,495	316,950
Professional fees	437,207	195,383	598,558	427,430
Total Operating Expenses	1,092,015	1,576,309	2,274,961	2,377,237
Other (Expense)	(3,507)	-	(6,868)	-
Net Loss	$(1,095,522)	$(1,576,309)	$(2,281,829)	$(2,377,237)

Basic and diluted loss per common share	(0.04)	(0.06)	(0.09)	(0.09)
Basic and diluted weighted average shares outstanding	26,076,419	26,015,595	26,073,051	26,015,595

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, March 31, 2023	26,074,595	$2,608	21,825,940	(20,740,003)	$1,088,545

Common stock issued for cash	19,750	1	394,999	-	$395,000

Stock options expense	-	-	362,581	-	$362,581

Net Loss	-	-	-	(1,095,522)	$(1,095,522)

Balance, June 30, 2023	26,094,345	$2,609	$22,583,520	$(21,835,525)	$750,604

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2022	26,065,595	$2,607	$21,261,500	$(19,553,696)	$1,710,411

Common stock issued for cash	28,750	2	574,998	-	$575,000

Stock options expense	-	-	747,022	-	$747,022

Net Loss	-	-	-	(2,281,829)	$(2,281,829)

Balance, June 30, 2023	26,094,345	$2,609	$22,583,520	$(21,835,525)	$750,604

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, March 31, 2022	26,015,595	$2,602	17,875,924	(14,110,422)	$3,768,104

Stock options expense	-	-	893,768	-	$893,768

Net Loss	-	-	-	(1,576,309)	$(1,576,309)

Balance, June 30, 2022	26,015,595	$2,602	$18,769,692	$(15,686,731)	$3,085,563

	Common Stock		Additional
	Number of Shares	$0.0001 Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	26,015,595	$2,602	17,737,478	(13,309,494)	$4,430,586

Stock options expense	-	-	1,032,214	-	$1,032,214

Net Loss	-	-	-	(2,377,237)	$(2,377,237)

Balance, June 30, 2022	26,015,595	$2,602	$18,769,692	$(15,686,731)	$3,085,563

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities
Net loss	$(2,281,829)	$(2,377,237)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	48,533	34,086
Lease expense	17,918	8,920
Depreciation expense	10,074	10,009
Stock options expense	747,022	1,032,214
Changes in operating assets and liabilities:
Prepaid expenses	109,257	(206,477)
Accounts payable	(86,768)	(13,584)
Lease liability	(17,918)	(8,920)
Accrued expenses	205,662	(68,959)
Net cash used in operating activities	(1,248,049)	(1,589,948)

Cash flows used in investing activities
Additions to intellectual property	(98,282)	(131,809)
Additions to furniture and equipment	-	(7,800)
Leasehold improvements	-	(18,044)
Net cash flows used in investing activities	(98,282)	(157,653)

Cash flows from financing activities
Borrowing from related party	900,000	-
Proceeds from issuance of common stock	575,000	-
Net cash provided by financing activities	1,475,000	-

Net change in cash and cash equivalents	128,669	(1,747,601)
Cash and cash equivalents, beginning of period	219,781	3,588,377
Cash and cash equivalents, end of period	$348,450	$1,840,776

Supplementary disclosure for non-cash activities:

Right-of-use asset in exchange for lease liability	$-	$160,225

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Notes to Unaudited Financial Statements

June 30, 2023

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

CQENS Technologies, Inc. (“we”, “our”, the “Company”, “CQENS”) is a technology company with a proprietary method of heating plant-based consumable formulations that produce an aerosol designed for the effective and efficient inhalation of the plant’s constituents. This is accomplished at a high temperature but without the accompanying constituents of combustion. Our system of heating is a high temperature, non-combustion system. Our Heat-not-Burn (“HnB”) system is a patent-pending method of heating plant-based consumables for inhalation that is less harmful and more efficacious to other methods of ingestion, smoking, vaping, swallowing or via topical application.

Our business model is dependent upon our ability to enter into strategic partnerships in the future, including alliances or joint ventures with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will be dependent upon third party manufacturers to produce our proposed products, as well as third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The recent and relatively prolonged worldwide pandemic caused by COVID-19 and current recessionary conditions has caused certain of these opportunities to be delayed. Our product development and commercialization timelines have been reset and we expect to be able to adhere that schedule over the next 12 months provided we are able to successfully raise and deploy capital. Key milestones for us over these next 12 months include entering into international joint ventures, preparing and filing certain regulatory submissions with the US FDA, and undertaking market tests in the EU. Any prolonged recessionary pressures on the international capital markets will make it more difficult for small, pre-revenue companies such as ours to raise capital. We continue to assess the impact of any recessionary conditions on our company, and at this time, we are unable to predict all possible impacts on our company, our operations and our prospects.

Basis of Presentation

Basis of Presentation - The following unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of June 30, 2023 has been derived from the Company’s annual financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the SEC on April 14, 2023 for a broader discussion of our business and the risks inherent in such business.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, with limited cash resources, with renewed research and development efforts and with no source of revenue sufficient to cover its operations costs over the next 12 months; these may not allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

On June 15, 2023, we sold 9,750 shares of our common stock for $195,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On June 30, 2023, we sold 10,000 shares of our common stock for $200,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

For the six-month period ended June 30, 2023, stock option expense totaled $747,022 compared to $1,032,214 for the same period in 2022. 2023 option expense is related to options granted in October 2022, and will vest over 4 years in equal installments.

There was no sale of our common stock during the first half of 2022.

On April 21, 2022, we granted 60,000 options under the Company’s 2014 Equity Compensation Plan to two consultants. Each of the consultants was granted options, fully vested upon grant, to purchase 30,000 shares at an exercise price of $10.00 per share. The fair market value of the options at the grant date using the Black Sholes option pricing model was determined to be $599,293.

On June 24, 2022, we granted 20,000 options under the Company’s 2014 Equity Compensation Plan to a consultant. The options granted are fully vested upon grant and allow consultant to purchase 20,000 shares of the Company’s stock at an exercise price of $10.00 per share. The fair market value of the options at the grant date using the Black Sholes option pricing model was determined to be $199,749.

As of June 30, 2023, the Company had 26,094,345 shares of common stock issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises on a month-to-month basis from 5550 Nicollet, LLC, a company owned by Mr. Chong. Rent for each of the second quarters of 2023 and 2022 was $2,325. As of June 30, 2023, there was an outstanding balance for rent due to 5550 Nicollet LLC of $3,875.

During the first six months of 2023 the Company borrowed $900,000 from Xten Capital Group, a common control entity. The loan is due upon demand and is non-interest bearing.

During the first half of 2023 the Company paid $725 to Plexus International, a common control entity for accounting services.

NOTE 5 – LEASES

In March 2022, we entered into a three-year lease agreement commencing April 15, 2022 through April 30, 2025 at an initial annual rate of $57,600 paid in monthly installments of $4,800. We have an option to extend for an additional five-year period. Annual increases are tied to the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers for San Francisco-Oakland-San Jose area. Based on this consumer price index, the annual increase to rent commencing May 1, 2023, was $375 bringing monthly installments to $5,175 and the annual rate to $62,100.

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the expedients permitted under the transition guidance that retained lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of June 30, 2023. Our property lease is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The following table presents the lease-related asset and liability recorded on the balance sheets:

June 30, 2023
Assets
Leasehold improvement, net	$11,506
Operating lease asset	$108,317

Liabilities
Current
Operating lease liabilities	$57,791

Noncurrent
Operating lease liabilities	$50,526

Supplemental cash flow information related to leases were as follows:

Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used by operating leases	$17,918

The table below presents the remaining lease terms and discount rates for operating lease.

June 30, 2023
Weighted-average remaining lease term
Operating lease	1.83 years
Weighted-average discount rate
Operating lease	5.25%

Maturities of lease liabilities as of June 30, 2023, were as follows:

Operating Lease
2023 (six months remaining)	31,050
2024	62,100
2025	20,700
Thereafter	-
Total lease payments	113,850
Less: amount of lease payments representing interest	(5,533)
Present value future minimum lease payments	$108,317
Less: current obligations under lease	(57,791)
Non-current obligations	$50,526

NOTE 6 - PREPAID EXPENSE – NONCURRENT PORTION

Effective July 13, 2022, the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”) a company based in Bologna, Italy, for Montrade to manufacture and install the consumable manufacturing equipment. The Company made an initial payment of $589,265 USD on July 11, 2022 and is required to make additional payments of up to $1,086,465 USD for the module as certain stages are completed. As of June 30, 2023 no additional payments have been made. As of December 31, 2022, $130,948 of initial payment was expensed for design services completed by Montrade. During the first six months of 2023, an additional $36,809 was accrued for additional design services. The remaining payment of $458,317 is related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending HnB system. The $458,317 payment has been recorded as Prepaid expenses – noncurrent portion and remains categorized as such at June 30, 2023. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

NOTE 7 – SUBSEQUENT EVENTS

On July 6, 2023, we sold 25,000 shares of our common stock for $500,000 in a private transaction. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

On August 4, 2023, we sold 16,000 shares of our common stock for $320,000 in a private transaction. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the six months ended June 30, 2023 and 2022 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2022 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our high-temperature non-combusting technology is supported by 44 U.S. and international patents and pending patents. Among the applications of our patented and patent-pending technology are those for HnB devices. Independent tests of our system’s prototypes supported the benefits of rapid heating, confirmed non-combustion, even at high temperatures, and produced better toxicology results, greater than 98% better, when compared to products requiring combustion and compared to other non-combusting technologies currently on the market.

Our low-temperature, aerosolizing technology is supported by 31 U.S. and international patents and pending patents. This portfolio includes intellectual property around device designs and around formulations containing a wide variety of herbal and pharmaceutical preparations. This system features the ability to verify the user, validate the medicant or pharmaceutical preparation and measure, meter and monitor the proper, prescribed dosage.

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

During 2020 and through June 30, 2023 we have continued our efforts begun in 2019, including:

● On July 24, 2020 we entered into an Amended and Restated Operating Agreement (the “Operating Agreement”) of Leap Technology LLC (“Leap Technology”) with Zong Group Holdings LLC (“Zong”) and Leap Management LLC (“LM”). Under the terms of the Operating Agreement and the related Contribution Agreement dated July 24, 2020 (the “Contribution Agreement”), we acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free license (the “Leap License Agreement”) for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending and patents related to our heated tobacco product technology. It is expected that Leap Technology will form additional business entities to commercialize our propriety technology in those Asia Pacific countries which include China, India, Indonesia, Vietnam, the Philippines, Thailand, Malaysia, Singapore and Hong Kong. The goal of the joint venture is the market development of the Company’s intellectual property in the Asia Pacific region together with other initiatives and the formation of business relationships with tobacco companies who operate in the Asia Pacific region. The joint venture remains inactive awaiting completion of certain milestones related to product development and prototype testing. We expect to activate the joint venture in the next nine months.

● On August 17, 2021, as a result of a previously executed Memorandum of Understanding with the Barker Group of Companies, we entered into a Joint Venture Agreement (the “JV Agreement”) with Firebird Manufacturing, LLC, a Barker Group company (“Firebird”). Under the terms of the JV Agreement, the parties have agreed to organize, negotiate, and establish a limited liability company joint venture entity (the “Joint Venture”) for the purposes of developing, manufacturing, and distributing Heat-hemp/CBD products in the United States for an initial term of four years, subject to an automatic renewal for successive one-year terms provided certain conditions are met. The Joint Venture Entity will be owned equally by the Company and Firebird. We will license our intellectual property to the Joint Venture, receiving a 10% royalty on direct consumable sales and will be responsible for designing and coordinating the manufacture of an HnB device exclusively conformed to heat but not combust hemp/CBD. Firebird will be responsible for manufacturing the hemp/CBD consumable products and distributing and marketing both the device and consumables to the retail locations where the product can be lawfully sold.

Pursuant to the JV Agreement, once the JV is activated, the Company and Firebird will each receive on a monthly basis a distribution out of the Joint Venture profits, if any, equal to 30% after payment of expenses. The remaining profits, if any, will be distributed annually. The JV Agreement also provides that the parties will be prohibited from marketing a competing product for two years following the termination of the Joint Venture Entity, subject to penalty in the amount of $5 million. The JV Agreement also sets forth in general terms the respective contributions of the parties, including equipment, manufacturing facilities, intellectual property, and expertise. Under the terms of the JV Agreement, there will be five managers of the Joint Venture Entity, three of whom will be designated by the Company and two of whom will be designated by Firebird. In the event the parties formalize and enter into a Joint Venture Entity Operating Agreement, Jay Barker, an affiliate of Firebird, may be appointed to the Company’s board of directors. The JV Agreement contains customary representations and warranties.

The activation of the Firebird Joint Venture is pending, awaiting completion of certain milestones related to the completion and installation of the automated manufacturing module described as follows.

Effective July 13, 2022, we entered into a manufacturing contract with Montrade S.p.A. (“Montrade”), a company based in Bologna, Italy, for Montrade to manufacture an automated manufacturing module for the substrate containing consumables. We made an initial payment of $589,265 USD and are required to make additional payments of up to $1,086,465 USD for the module as certain stages are completed. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

Going concern

For the first half of 2023, we reported a net loss of $2,281,829 and net cash used in operations of $1,248,049 compared to a net loss of $2,377,237 and net cash used in operations of $1,589,948 for the first half of 2022. At June 30, 2023, we had cash on hand of $348,450 and an accumulated deficit of $21,835,525. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our limited cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of operations

We did not generate any revenues from our operations in the first six months of 2023 or 2022.

Our total operating expenses for the three months ended June 30, 2023 decreased 31% over those reported for the same period in 2022. This is attributable to a decrease in stock option expense from $893,768 in 2022 versus the stock option expense of $362,581 in the second quarter of 2023. This decrease in general and administrative expenses were partially offset by increases in research and development and professional fees during the second quarter of 2023. Research and development expenses in the second quarter of 2023 increased 81% over this same period in 2022. This increase was due to increased engineering services related to product prototype configuration and development as well as machinery design. Professional fees increased 124% in the second quarter of 2023 compared to the second quarter of 2022. This increase is attributable primarily to the options expense recorded in the second quarter of 2023 for option grants for consulting services.

For the first six months of 2023 total operating expenses decreased 4% over those reported in the first half of 2022. The reduction is directly attributable to the stock options expense of $1,032,214 in 2022 versus the stock option expense of $747,022 in 2023. The decrease in general and administrative expenses were partially offset by increases in research and development and professional fees during the first six months of 2023. Research and development expenses in the first six months of 2023 increased 99% over this same period in 2022. This increase was due to increased engineering and consulting services related to product prototype configuration and development.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2023, we had $348,450 in cash and cash equivalents and a working capital deficit of $971,368 compared to $219,781 in cash and cash equivalents and a working capital surplus of $33,688 at December 31, 2022. Our current liabilities increased $1,024,468 from December 31, 2022, reflecting a $86,768 decrease in accounts payable offset by a $205,662 increase in accrued expenses, a $900,000 increase in our borrowing from a related party, and a $5,574 increase in the current portion of our lease liability. Our source of operating capital in the first six months of 2023 came from the cash on hand at the end of 2022; $900,000 in advances from Xten, a common control entity; and $575,000 of proceeds from the sale of our common stock. Our source of operating capital in the first six months of 2022 came solely from cash on hand at the end of 2021.

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

On January 13, 2023, we entered into an agreement to borrow up to $1,000,000 from our largest shareholder, Xten Capital Group, on an as needed basis. Such borrowings will be for operations, interest free and due upon demand. At June 30, 2023 and as of the date of this filing, we have borrowed $900,000. On February 16, 2023, we sold 7,500 shares of our common stock for $150,000 in a private transaction. On March 9, 2023, we sold 1,500 shares of our common stock for $30,000 in a private transaction. On June 15, 2023, we sold 9,750 shares of our common stock for $195,000 in private transactions. On June 30, 2023, we sold 10,000 shares of our common stock for $200,000 in a private transaction. We did not pay a commission or finder’s fees for these transactions and are using the proceeds for working capital.

As of June 30, 2023, we owe $900,000 to a related party. At the end of the first six months of 2022, we had no related party debt.

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

Summary of cash flows

	June 30, 2023	June 30, 2022
Net cash (used) in operating activities	$(1,248,049)	$(1,589,948)
Net cash (used) in investing activities	$(98,282)	$(157,653)
Net cash provided by financing activities	$1,475,000	$-

Our cash used in operating activities decreased 22% in the first six months of 2023 compared to the first six months of 2022. During these time periods, we primarily used the cash to fund our net losses.

In the first half of 2023, there was $98,282 net cash used in investing activities for capitalization of our intellectual property compared to net cash used in investing activities of $131,809 in the same period in 2022 for capitalization of IP related legal fees and for additions to furniture and equipment.

In the first half of 2023, we had net cash provided by financing activities of $575,000 from the sale of our common stock and $900,000 of borrowing from a related party. In the first half of 2022, we had no net cash provided by financing activities.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited financial statements appearing later in this report and Note 2 to our audited consolidated financial statements appearing in our 2022 10-K.

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

Item 4. Controls and Procedures

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

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis; however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources during 2023. in an effort to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors in Part I, Item 1A in our 2022 10-K and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we sold the securities disclosed below that were not registered under the Securities Act of 1933, as amended (the “Act”). The purchasers of the securities were accredited and/or non U.S. persons. The securities were sold pursuant to the exemption from registration provided by Section 4(a)(2) of the Act and such securities contain a legend restricting their transferability, absent registration or applicable exemption.

On June 15, 2023, we sold 9,750 shares of our common stock for $195,000 in private transactions. We did not pay a commission or finder’s fees and are using the proceeds for working capital.

On June 30, 2023, we sold 10,000 shares of our common stock for $200,000 in a private transaction. We did not pay a commission or finder’s fees and are using the proceeds for working capital.

On July 6, 2023, we sold 25,000 shares of our common stock for $500,000 in a private transaction. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

On August 4, 2023, we sold 16,000 shares of our common stock for $320,000 in a private transaction. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders+	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/10	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Bylaws	S-1	3/29/10	3(b)
10.1	Form of Stock Purchase Agreement	8-K	6/5/20	10.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification				Furnished**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CQENS Technologies Inc.

August 16, 2023	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

August 16, 2023	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

