Form 10-Q
period 2023-09-30
CQENS Technologies Inc.
filed 2023-11-13
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 26,166,595 shares of common stock are issued and outstanding as of November 10, 2023.

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	financial risks, including:

●	our history of losses, lack of revenues and insufficient working capital;
●	our ability to continue as a going concern;
●	our ability to raise capital;

●	business risks, including:

●	development stage nature of our HnB tobacco products;
●	our limited operating history and lack of products;
●	the lack of operating history of Leap Technology LLC;
●	potential conflicts of interest of our management;
●	reliance on third parties;
●	potential FDA oversight;
●	lack of marketing and distributing experience;
●	possible inability to establish and maintain strategic partnerships;
●	possible dependence on licensing or collaboration agreements;

●	risks relating to our common stock, including:

●	the lack of a public market for our common stock; and
●	possible impact of Delaware’s anti-takeover statutes on our shareholders.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “third quarter of 2023” refers to the three months ended September 30, 2023, “third quarter of 2022” refers to the three months ended September 30, 2022, “2022” refers to the year ended December 31, 2022, and “2023” refers to the year ending December 31, 2023. The information which appears on our web site at www.cqens.com is not part of this report.

ii

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

CQENS Technologies Inc.

Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$905,325	$219,781
Prepaid expenses	102,251	182,713
Total Current Assets	1,007,576	402,494
Equipment, net	162,611	177,722
Intellectual property, net	1,123,095	973,823
Right-of-use asset - lease, net	94,152	126,235
Leasehold improvement, net	9,937	14,644
Prepaid expenses - noncurrent portion	458,317	458,317
TOTAL ASSETS	$2,855,688	$2,153,235
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$135,307	$222,539
Accrued expenses	280,656	94,050
Related party loan	900,000	-
Current portion of lease liability	58,553	52,217
Total Current Liabilities	1,374,516	368,806
Lease liability, net of current portion	35,599	74,018
TOTAL LIABILITIES	1,410,115	442,824
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value: 10,000,000 shares authorized no shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 26,161,595 shares issued and outstanding at September 30, 2023 and 26,065,595 issued and outstanding at December 31, 2022	2,616	2,607
Additional paid-in capital	24,291,094	21,261,500
Accumulated deficit	(22,848,137)	(19,553,696)
TOTAL STOCKHOLDERS’ EQUITY	1,445,573	1,710,411
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,855,688	$2,153,235

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating Expenses
General and administrative	$339,595	$433,299	$1,385,503	$2,066,156
Research and development	216,840	255,643	847,335	572,593
Professional fees	454,940	266,719	1,053,498	694,149
Total Operating Expenses	1,011,375	955,661	3,286,336	3,332,898
Other (Expense)	(1,237)	(11)	(8,105)	(11)
Net Loss	$(1,012,612)	$(955,672)	$(3,294,441)	$(3,332,909)

Basic and diluted loss per common share	(0.04)	(0.04)	(0.13)	(0.13)
Basic and diluted weighted average shares outstanding	26,133,658	26,055,704	26,093,475	26,029,111

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2023	26,094,345	$2,609	22,583,520	(21,835,525)	$750,604

Common stock issued for cash	67,250	7	1,344,993	-	$1,345,000

Stock options expense	-	-	362,581	-	$362,581

Net Loss	-	-	-	(1,012,612)	$(1,012,612)

Balance, September 30, 2023	26,161,595	$2,616	$24,291,094	$(22,848,137)	$1,445,573

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2022	26,065,595	$2,607	21,261,500	(19,553,696)	$1,710,411

Common stock issued for cash	96,000	9	1,919,991	-	$1,920,000

Stock options expense	-	-	1,109,603	-	$1,109,603

Net Loss	-	-	-	(3,294,441)	$(3,294,441)

Balance, September 30, 2023	26,161,595	$2,616	$24,291,094	$(22,848,137)	$1,445,573

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2022	26,015,595	$2,602	18,769,692	(15,686,731)	$3,085,563

Common stock issued for cash	35,000	3	349,997	-	$350,000

Common stock issued for consulting services	10,000	1	99,999	-	$100,000

Stock options expense	-	-	94,726	-	$94,726

Net Loss	-	-	-	(955,672)	$(955,672)

Balance, September 30, 2022	26,060,595	$2,606	$19,314,414	$(16,642,403)	$2,674,617

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	26,015,595	$2,602	17,737,478	(13,309,494)	$4,430,586

Common stock issued for cash	35,000	3	349,997	-	$350,000.00

Common stock issued for consulting services	10,000	1	99,999	-	$100,000.00

Stock options expense	-	-	1,126,940	-	$1,126,940

Net Loss	-	-	-	(3,332,909)	$(3,332,909)

Balance, September 30, 2022	26,060,595	$2,606	$19,314,414	$(16,642,403)	$2,674,617

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities
Net loss	$(3,294,441)	$(3,332,909)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	74,354	54,327
Lease expense	32,083	21,388
Depreciation expense	15,111	15,046
Stock options expense	1,109,603	1,126,940
Common stock issued for consulting services	-	100,000
Changes in operating assets and liabilities:
Prepaid expenses	80,462	(164,528)
Prepaid expenses - noncurrent portion	-	(601,288)
Accounts payable	(87,232)	32,735
Lease liability	(32,083)	(21,388)
Accrued expenses	186,606	27,710
Net cash used in operating activities	(1,915,537)	(2,741,967)

Cash flows used in investing activities
Additions to intellectual property	(218,919)	(236,944)
Additions to furniture and equipment	-	(7,800)
Leasehold improvements	-	(18,044)
Net cash flows used in investing activities	(218,919)	(262,788)

Cash flows from financing activities
Proceeds from issuance of common stock	1,920,000	350,000
Related party loan	900,000	-
Net Cash provided by financing activities	2,820,000	350,000

Net change in cash and cash equivalents	685,544	(2,654,755)
Cash and cash equivalents, beginning of period	219,781	3,588,377
Cash and cash equivalents, end of period	$905,325	$933,622

Supplementary disclosure for noncash activities:

Right-of-use asset in exchange for lease liability	$-	$160,255

See accompanying notes to unaudited financial statements

CQENS Technologies Inc.

Notes to Unaudited Financial Statements

September 30, 2023

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

Basis of Presentation

Basis of Presentation - The following unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of September 30, 2023 has been derived from the Company’s annual financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the SEC on April 14, 2023 for a broader discussion of our business and the risks inherent in such business.

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

On August 28, 2023, we sold 5,000 shares of our common stock for $100,000 in a private transaction. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

On September 12, 2023, we sold 1,250 shares of our common stock for $25,000 in a private transaction. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

On September 15, 2023, we sold 20,000 shares of our common stock for $400,000 in two private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

For the nine-month period ended September 30, 2023, stock options expense totaled $1,109,603 compared to $1,126,940 for the same period in 2022. 2023 option expense is related to options granted in October 2022 that will vest over 4 years in equal installments and to options granted in February 2021 that will vest over 4 years in equal installments.

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

As of September 30, 2023, the Company had 26,161,595 shares of common stock issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises on a month-to-month basis from 5550 Nicollet, LLC, a company owned by Mr. Chong. Rent for each of the third quarters of 2023 and 2022 was $2,325. As of September 30, 2023, there was no outstanding balance for rent due to 5550 Nicollet LLC.

During the first nine months of 2023, the Company borrowed $900,000 from Xten Capital Group, a common control entity. The loan is due upon demand and is non-interest bearing.

During the first nine months of 2023, the Company was billed $1,000 by Plexus International, a common control entity for accounting services.

Effective August 22, 2023, the Company entered into an Intellectual Property License Agreement with XTEN Capital Group Inc. (“XTEN”), the Company’s majority shareholder which is controlled by Alexander Chong, Chief Executive Officer and a member of the Board of Directors of the Company. Under the terms and conditions of the License Agreement, the Company has granted to XTEN a license for certain Company intellectual property (the “IP”) for the purpose of manufacturing, distributing and marketing a consumable containing cannabis (the “Alternative Market”) and distributing and marketing an exclusively conformed device consistent with the IP within the United States of America (the “Territory”). In lieu of royalties, XTEN will be required to purchase Company authorized devices and to lease and/or purchase the necessary equipment and supplies to manufacture consumables from the Company at prices to be mutually agreed upon which shall be at fair market and mutually acceptable. Furthermore, the license grants XTEN the right to sub-license the IP rights in the Territory for the Alternative Market provided the sublicensee agrees to purchase Company authorized devices and to lease and/or purchase the necessary equipment and supplies to manufacture consumables from the Company at prices to be mutually agreed upon which shall be at fair market. The term of the License Agreement is for a period of three years and automatically renews every three years, unless terminated by mutual agreement or by notice by either party of no less than six months. The License Agreement may also be terminated for cause (as defined under the License Agreement) by either party upon 30 day notice, with an opportunity to cure.

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

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of September 30, 2023. Our property lease is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The following table presents the lease-related asset and liability recorded on the balance sheets:

September 30, 2023
Assets
Leasehold improvement, net	$9,937
Operating lease asset	$94,152

Liabilities
Current
Operating lease liabilities	$58,553

Noncurrent
Operating lease liabilities	$35,599

Supplemental cash flow information related to leases were as follows:

Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used by operating leases	$32,083

The table below presents the remaining lease terms and discount rates for operating lease.

September 30, 2023
Weighted-average remaining lease term
Operating lease	1.58 years
Weighted-average discount rate
Operating lease	5.25%

Maturities of lease liabilities as of September 30, 2023, were as follows:

Operating Lease
2023 (three months remaining)	15,525
2024	62,100
2025	20,700
Thereafter	-
Total lease payments	98,325
Less: amount of lease payments representing interest	(4,173)
Present value future minimum lease payments	$94,152
Less: current obligations under lease	(58,553)
Non-current obligations	$35,599

NOTE 6 - PREPAID EXPENSE – NONCURRENT PORTION

Effective July 13, 2022, the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”) a company based in Bologna, Italy, for Montrade to manufacture and install the consumable manufacturing equipment. The Company made an initial payment of $589,265 USD on July 11, 2022 and is required to make additional payments of up to $1,086,465 USD for the module as certain stages are completed. As of September 30, 2023, no additional payments were made for the manufacturing equipment. As of December 31, 2022, $130,948 of initial payment was expensed for design services completed by Montrade. During the first nine months of 2023, $36,809 was accrued for additional design services. The remaining payment of $458,317 is related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending HnB system. The $458,317 payment has been recorded as Prepaid expenses – noncurrent portion and remains categorized as such at September 30, 2023. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

NOTE 7 – SUBSEQUENT EVENTS

On October 13, 2023, we sold 5,000 shares of our common stock for $100,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On October 18, 2023, we entered into an amendment to the manufacturing contract with Montrade for certain modifications to the consumable manufacturing equipment. The Company made an initial payment of $40,091 USD which has been recorded as Prepaid expenses – noncurrent portion and is required to make additional payments of up to $74,455 USD as certain stages are completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the nine months ended September 30, 2023 and 2022 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2022 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

We define our target market as the “international inhalation market,” a market that includes herbal, pharmaceutical, medical, recreational and lifestyle products and ingredients. Industry experts, like Nielsen, Grand View Research, Fior Markets, published reports in 2021, 2022, and 2023 that we have consolidated; these consolidated estimates support that this is an $950 billion USD annual market currently and it’s expected to grow to $1.1 trillion USD by 2025. The largest category within this market is the combustible tobacco market, comprising 92% of the total. Our near-term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

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

During 2020 and through September 30, 2023 we have continued our efforts begun in 2019, including:

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

Effective July 13, 2022, we entered into a manufacturing contract with Montrade S.p.A. (“Montrade”), a company based in Bologna, Italy, for Montrade to manufacture an automated manufacturing module for the substrate containing consumables. We made an initial payment of $589,265 and are required to make additional payments of up to $1,086,465 for the module as certain stages are completed. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products. On October 18, 2023, we entered into an amendment to the manufacturing contract with Montrade for certain modifications to the consumable manufacturing equipment. The Company made an initial payment of $40,091 and is required to make additional payments of up to $74,455 USD as certain stages are completed.

Going concern

For the nine months ended September 30, 2023, we reported a net loss of $3,294,441 and net cash used in operations of $1,915,537 compared to a net loss of $3,332,909 and net cash used in operations of $2,741,967 for the nine months ended September 30, 2022. At September 30, 2023, we had cash on hand of $905,325 and an accumulated deficit of $22,848,137. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our limited cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, despite the cash and cash equivalent amount on hand at the end of this quarter, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in the first nine months of 2023 or 2022.

Our total operating expenses for the three months ended September 30, 2023 increased 5.8% over those reported for the same period in 2022. This is primarily attributable to an increase in professional fees in 2023 for option grants for consulting services. General and administrative expenses in the third quarter of 2023 decreased 21.6% due primarily to the decrease in compensation expenses in this quarter. Research and development expenses decreased 15.2% over this same period in 2022 as there was a slight reduction in engineering services. Professional fees increased 70.6% in the third quarter of 2023 compared to the third quarter of 2022. This increase is attributable primarily to the options expense recorded in the third quarter of 2023 for option grants for consulting services.

For the first nine months of 2023, total operating expenses decreased 1.4% over those reported in the first nine months of 2022. The decrease of $661,904 in compensation expenses and the overall decrease in general and administrative expenses of 32.9% were offset by a 48.0% increase in research and development and 51.8% increase in professional fees during the first nine months of 2023. Increased engineering services related to product prototype configuration development were the principal contributor to the increase in research and development expenses. Consultants’ services were the primary contributor to the increase in professional fees.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2023, we had $905,325 in cash and cash equivalents and a working capital deficit of $366,940 compared to $219,781 in cash and cash equivalents and a working capital surplus of $33,688 at December 31, 2022. Our current liabilities increased $1,005,710 from December 31, 2022, reflecting a $87,232 decrease in accounts payable offset by a $186,606 increase in accrued expenses, a $900,000 increase in our borrowing from a related party, and a $6,336 increase in the current portion of our lease liability. Our source of operating capital in the first nine months of 2023 came from the cash on hand at the end of 2022, $900,000 in advances from Xten, a common control entity; and $1,920,000 of proceeds from the sale of our common stock. Our source of operating capital in the nine months ended September 30, 2022, came from the sale of 35,000 shares of our common stock that raised $350,000 and from the cash we had on hand.

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

On January 13, 2023, we entered into an agreement to borrow up to $1,000,000 from our largest shareholder, Xten Capital Group, on an as needed basis. Such borrowings is for operations, is interest free and due upon demand. At September 30, 2023 and as of the date of this filing, we have borrowed $900,000. On February 16, 2023, we sold 7,500 shares of our common stock for $150,000 in a private transaction. On March 9, 2023, we sold 1,500 shares of our common stock for $30,000 in a private transaction. On June 15, 2023, we sold 9,750 shares of our common stock for $195,000 in private transactions. On June 30, 2023, we sold 10,000 shares of our common stock for $200,000 in a private transaction. On July 6, 2023, we sold 25,000 shares of our common stock for $500,000 in a private transaction. On August 4, 2023, we sold 16,000 shares of our common stock for $320,000 in a private transaction. On August 28, 2023, we sold 5,000 shares of our common stock for $100,000 in a private transaction. On September 12, 2023, we sold 1,250 shares of our common stock for $25,000 in a private transaction. On September 15, 2023, we sold 20,000 shares of our common stock for $400,000 in private transactions. Subsequent to the period covered by this report, on October 18, 2023 we sold 5,000 shares of our common stock for $100,000 in a private transaction. We did not pay a commission or finder’s fees for these transactions and are using the proceeds for working capital.

As of September 30, 2023, we owe $900,000 to a related party. At the end of the first nine months of 2022, we had no related party debt.

As of the date of this report we still will need to raise $3,000,000 to $4,000,000 in additional capital during the next 12 months. There are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Summary of cash flows

	September 30, 2023	September 30, 2022
Net cash (used) in operating activities	$(1,915,537)	$(2,741,967)
Net cash (used) in investing activities	$(218,919)	$(262,788)
Net cash provided by financing activities	$2,820,000	$350,000

Our cash used in operating activities increased 30.1% in the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022. During these time periods we primarily used the cash to fund our net losses.

In the first nine months of 2023 there was $218,919 net cash used in investing activities from capitalization of IP related legal fees, for additions to furniture and equipment and leasehold improvements compared to net cash used in investing activities of $262,788 for the capitalization of IP related legal fees in the same period in 2022.

In the first nine months of 2023 we had $2,820,000 net cash provided by financing activities from the sale of 96,000 shares of our common stock for $1,920,000 and from borrowing for a related party of $900,000. In the same period in 2022 our net cash provided by financing activities consisted of $350,000 raised from the sale of 35,000 shares of our common stock.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited financial statements for 2022 appearing in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 14, 2023.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of continuing material weakness in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the year ended December 31, 2022. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources during 2023, in an effort to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully consider the risk factors in Part I, Item 1A in our 2022 10-K and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. In addition, you should consider other information set forth in this report and the following risk factors:

The commercial success of our development stage HnB tobacco products will depend on a number of factors, including, but not limited to our ability to:

○	Secure regulatory approval in the US, EU and Asia for the sale of our products;
○	Reach and maintain beneficial joint venture partnership agreements with manufacturers capable of manufacturing our heating devices;
○	Reach and maintain beneficial joint venture partnership agreements with manufacturers capable of manufacturing our tobacco consumables;
○	Achieve, maintain and grow market acceptance of, and demand for, our products either through our efforts or in partnership with others;
○	Successfully create consumer awareness of our products either through our efforts or in partnership with others;
○	Maintain, manage, or scale the necessary infrastructure to successfully launch our products either through our efforts or in partnership with others;
○	Maintain and extend all of the required IP protection for our products in all relevant territories;
○	Comply with applicable legal and regulatory requirements for such products in the US and throughout the world;
○	Competitively price our products in all relevant territories; and
○	Effectively sell our products into established markets where there is substantial dominance by large tobacco competitors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, in addition to the sales of unregistered securities previously disclosed, the Company issued the unregistered equity securities disclosed below that were not registered under the Securities Act of 1933, as amended (the “Act”). The purchasers of the securities were accredited and/or non U.S. persons. The securities were sold pursuant to the exemption from registration provided by Section 4(a)(2) of the Act and such securities contain a legend restricting their transferability, absent registration or applicable exemption. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

On August 28, 2023, we sold 5,000 shares of our common stock for $100,000 in a private transaction.

On September 12, 2023, we sold 1,250 shares of our common stock for $25,000 in a private transaction.

On September 15, 2023, we sold 20,000 shares of our common stock for $400,000 in two private transactions.

On October 13, 2023, we sold 5,000 shares of our common stock for $100,000 in a private transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders+	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/11/14	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/9/16	3.5
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	12/18/19	3.5
3.5	Bylaws	S-1	3/29/10	3(b)
10.1	Form of Stock Purchase Agreement	8-K	6/5/20	10.1
10.2	Amendment No. 2 of Montrade S.P.A. effective October 18, 2023				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CQENS Technologies Inc.

November 13, 2023	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

November 13, 2023	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

