Form 10-K
period 2023-12-31
CQENS Technologies Inc.
filed 2024-04-15
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act 915 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 26,202,670 shares of common stock are issued and outstanding as of April 9, 2024.

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

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	financial risks, including:
	●	our history of losses, lack of revenues and insufficient working capital;
	●	our ability to continue as a going concern; and
	●	our ability to raise capital.
●	business risks, including:
	●	our limited operating history and lack of products;
	●	lack of operating history of Leap Technology;
	●	the joint venture with the Barker Group/Firebird Manufacturing remains inactive;
	●	potential conflicts of interest of our management;
	●	reliance on third-parties;
	●	potential FDA oversight;
	●	lack of marketing and distribution experience;
	●	possible inability to establish and maintain strategic partnerships; and
	●	possible dependence on licensing or collaboration agreements.
●	risks related to our common stock, including:
	●	lack of public market for our common stock; and
	●	possible impact of Delaware’s anti-takeover statutes on our stockholders.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refers to CQENS Technologies Inc., a Delaware corporation. In addition, “2022” refers to the year ended December 31, 2022, “2023” refers to the year ended December 31, 2023 and “2024” refers to the year ending December 31, 2024.

We maintain a corporate website at www.cqens.com. Unless specifically set forth herein to the contrary, the information which appears on our corporate website is not part of this report.

ii

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Our Business

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

Our high-temperature non-combusting technology is supported by 44 U.S. and international patents and pending patents. Among the applications of our patented and patent-pending technology are those for Heat-not-Burn (“HnB”) devices. Independent tests performed by an accredited lab on our system’s prototypes supported the benefits of rapid heating, confirmed non-combustion, even at high temperatures, and produced better toxicology results, greater than 99% better, when compared to products requiring combustion and compared to other non-combusting technologies currently on the market.

Our low-temperature, aerosolizing technology is supported by 31 U.S. and international patents and pending patents. This portfolio includes intellectual property around device designs and formulations containing a wide variety of herbal and pharmaceutical preparations. The development stage devices feature the ability to verify the user, validate the medicant or pharmaceutical preparation and measure, meter and monitor the proper, prescribed dosage.

We define our target market as the “international inhalation market,” a market that includes herbal, pharmaceutical, medical, recreational and lifestyle products and ingredients. Industry experts, like Nielsen, Grand View Research, Fior Markets, published reports in 2022 and 2023 that we have consolidated; these consolidated estimates support that this is a $950 billion USD annual market currently and it’s expected to grow to $1.1 trillion USD by 2025. The largest category within this market is the combustible tobacco market, comprising 92% of the total. Our near term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

We believe our HnB technologies have applications to the international tobacco industry and the growing hemp/CBD and cannabis industries. HnBs represent the latest in tobacco and inhalable technologies, and it’s likely to supplant the electronic vapor system (EVS) technologies that include e-cigarettes and electronic nicotine delivery systems. We believe HnBs, if properly designed, will avoid many of the issues that have proved troublesome for EVS’ including thermal decomposition, heating irregularities and the formation and presence of high levels of acrolein and formaldehyde. In late 2019 Philip Morris International sought to introduce its HnB product to U.S. markets. This product, which was sold in more than 40 countries before entering U.S. markets, like other HnB technologies, is a device that heats a tobacco stick, rather than burning it, and testing by an independent accredited lab supports claims that the product can potentially reduce the number of noxious chemicals found in cigarette smoke by 95%. The Philip Morris product received the approval of the US FDA in 2019, via both a Pre-market Tobacco Authorization (“PMTA”) and in 2020 with a Modified Risk Tobacco Product (“MRTP”) designation to market the product in the US. However, the International Trade Commission ruled on September 29, 2021 that the Philip Morris product violated certain British American Tobacco patents and ruled that the Philip Morris product could not be imported to or sold in the US. In 2023 Phillip Morris and British American Tobacco settled their patent litigation, but, as of the date of this report, there are no HnB products on the market in the US.

Since late 2019 we have focused our efforts on commercializing our HnB technology. This entry began with the December 31, 2019 transaction pursuant to which we acquired the following assets from Xten Capital Group, Inc., formerly known as Chong Corporation (“Xten”), a related party: 1) all patent applications and patent related documents and materials that had been assigned, owned, or held by Xten in the field of HnB methods and designs, the backbone of the CQENS HnB system, 2) all documents and files related to device and tobacco consumable development, 3) all versions of prototyped embodiments, consisting of both device and tobacco consumable embodiments, and 4) all files, correspondence, communications and testing related to toxicology test results and consumer focus groups. On September 30, 2020, we entered into an Asset Purchase Agreement with Xten pursuant to which we acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. This transaction effectively terminated all prior licensing agreements and resulting with the portfolio being assigned to the Company.

On September 30, 2020, we also entered into a second Asset Purchase Agreement with Xten pursuant to which we acquired certain assets including, but not limited to, a custom built plume and inhalation testing machine, oscilloscope with probe, multiple pieces of laboratory and workshop equipment, computers, monitors and accessories.

On July 24, 2020, we entered into an Amended and Restated Operating Agreement (the “Operating Agreement”) of Leap Technology LLC (“Leap Technology”) with Zong Group Holdings LLC (“Zong”) and Leap Management LLC (“LM”). Under the terms of the Operating Agreement and the related Contribution Agreement dated July 24, 2020 (the “Contribution Agreement”), we acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free license (the “Leap License Agreement”) for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending and patents related to our heated tobacco product technology. It is expected that Leap Technology will form additional business entities to commercialize our propriety technology in those Asia Pacific countries which include China, India, Indonesia, Vietnam, the Philippines, Thailand, Malaysia, Singapore and Hong Kong. The goal of the joint venture is the market development of the Company’s intellectual property in the Asia Pacific region together with other initiatives and the formation business relationships with tobacco companies who operate in the Asia Pacific region. As of the date of this report, the joint venture is still in a pre-formative stage expected to be formalized consistent with the completion of a Restated Operating Agreement sometime in 2024.

On August 17, 2021, as a result of a previously executed Memorandum of Understanding with the Barker Group of Companies, we entered into a Joint Venture Agreement (the “JV Agreement”) with Firebird Manufacturing, LLC (“Firebird”), a Barker Group company. Under the terms of the JV Agreement the parties have agreed to organize, negotiate, and establish a limited liability company joint venture entity (the “Joint Venture Entity”) for the purposes of developing, manufacturing, and distributing HnB products in the United States for an initial term of four years, subject to an automatic renewal for successive one-year terms provided certain conditions are met. The Joint Venture Entity will be owned equally by the Company and Firebird. The Company will license its intellectual property to the Joint Venture Entity, receiving a 10% royalty on direct consumable sales and will be responsible for designing and coordinating the manufacture of an HnB device exclusively conformed to heat but not combust. Firebird will be responsible for manufacturing the consumable and distributing both the device and consumables to the retail locations where the product can be lawfully sold.

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

The execution of the Joint Venture Entity Operating Agreement is subject to formalizing the definitive Joint Venture Operating Agreement and the execution of additional agreements, including a license agreement for the use of intellectual property, certain product development agreements, supply agreements and such other agreements as may be necessary to further the purpose of the JV Agreement. The parties anticipate completing all of the relevant agreements in 2024 although there are no assurances that the parties will complete and formalize these agreements.

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

On February 23, 2023, the Company made a payment of $138,386 for completion of the design phase. On March 29, 2023, the Company signed Amendment 1 to the manufacturing contract for additional design work and paid $12,465 of the additional $36,809 cost. As Amendment 1 was for design work, the $12,465 was expensed. On October 18, 2023, the Company signed Amendment 2 to the manufacturing contract to modify certain components and paid $40,091 of the $114,546 cost.

In 2022, $130,948 of the initial payment was expensed for design services completed by Montrade. The remaining payment of $458,317 and the additional payment on October 24, 2023, for Amendment 2 of $40,091 for a combined total of $498,408 are related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. The $498,408 payment is recorded as Prepaid expenses – noncurrent portion. With the two amendments added and with payments made in 2023 the Company will be required to pay up to $1,046,878. On February 26, 2024, the Company signed Amendment 3 to the manufacturing contract, for a change to a component with a cost of $27,845 and made payment in full on March 6, 2024 for this change.

On December 20, 2023 we entered into a Shareholder Agreement with Asahi Corporation to establish CQENS Electronics (Hong Kong) Limited (“CEL”), a Hong Kong company, for design, development and manufacture of our heat-not-burn device (“Device”). CQENS acquired 50% membership of CEL and holds majority of the board seats including the chair. Pursuant to the establishment of CEL, CQENS entered into an exclusive, worldwide License Agreement with CEL for designing, manufacturing a consumer device consistent with our IP. Although the activities of CEL in 2023 are minimal and are reflective of its set-up, CEL is included in our consolidated financial statements.

Intellectual Property

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

On March 21, 2023 the Company was issued U.S. Patent No. 11,606,969  by the U.S. Patent and Trademark Office for a Heat-not-Burn Device and Method. As of December 31, 2023, we have been issued 11 patents for our HnB system, four in the US, and one each in Singapore, Mexico, China, Macau, Hong Kong, Japan, and the European Union.

Human capital

At April 12, 2024, the Company had three employees, consisting of its three executive officers.

In 2023 we engaged seven consultants who performed product design, product testing and corporate business development on our behalf. We compensate these individuals at various rates.

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

Our history

We were incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc. with the principal business objective of merging with or being acquired by another entity. On April 11, 2014, we entered into a Share Exchange Agreement and Plan of Reorganization with VapAria Solutions and its shareholders which is described in greater detail in Note 1 of the notes to our consolidated financial statements appearing later in this report. Following the closing of this transaction, in August 2014 we changed the name of our company to VapAria Corporation. In December 2019 we changed our corporate name to CQENS Technologies Inc.

Additional Information

We file annual, quarterly and other reports, proxy statements and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as our company that file electronically with the SEC.  Our corporate website address is www.CQENS.com. We make available free of charge, through the Investor section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information which appears on our corporate website is not part of this report.

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

We reported a net consolidated loss of $4,303,550 and $6,244,202 for 2023 and 2022, respectively, and we have a working capital deficit of $921,732 at December 31, 2023. We do not have any revenue generating operations, do not presently expect to launch our first products until 2025 and will need to raise significant capital to pay our operating expenses and satisfy our obligations as they become due, in addition to continuing to implement our business plan. If we are unable to secure the necessary capital, our ability to continue our operations will be in jeopardy.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced losses from operations, which losses have caused an accumulated deficit of $23,856,439 at December 31, 2023. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2023, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses, minimal cash and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We do not have any external sources of capital and our working capital is not sufficient to pay our operating expenses and satisfy our obligations as they become due. There are no assurances that we will be able to raise sufficient capital to implement our business plan in order to permit us to begin generating revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We require additional capital to fund our operations and we may have difficulty raising capital, which could deprive us of necessary revenues.

We have not generated any revenues to date and, subject to the availability of sufficient capital, do not expect to launch our first products until 2025, owing to our recent focus on regulatory approved products. We have raised funds through private transactions since inception that have to date covered our operating expenses. In order to support our initiatives, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements with well capitalized companies. Our ability to raise additional financing depends on many factors beyond our control, including the current volatility in the capital markets, risks associated with investing in a pre-revenue company with no assurances our products can be commercialized, the lack of a public market for our common stock and the development or prospects for development of competitive technology by others. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may never be able to effectively monetize our intellectual property assets. In that event, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

BUSINESS RISKS

We have a limited operating history and have not developed or launched any products.

We are a company with a limited operating history. We have only recently completed the development of prototypes of new products using our proprietary technology; our development stage products are unproven and we have not generated any revenues. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Certain factors that could, alone or in combination, affect our ability to successfully develop and market our products, include:

●	our ability to build and finance our products at our targeted scale on a cost-effective basis and in the time frame we anticipate;

●	technical challenges developing our commercial production processes or systems that we are unable to overcome;

●	reliance on third-party manufacturers and our recently formed Hong Kong-based joint venture for fabricating and assembling our products;

●	our ability to establish markets for our products;

●	our ability to obtain financing;

●	our ability to meet our potential customers’ requirements or specifications;

●	our ability to secure and maintain all necessary U.S. and international regulatory approvals and to comply with applicable laws and regulations for our products;

●	our ability to establish new relationships, or maintain and expand our existing relationships, with strategic partners, including strategic partners that will manufacture and market our products; and

●	actions of direct and indirect competitors or that may seek to compete with the products that we develop.

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

As of the date of this report, the Barker Group/Firebird Joint Venture has not been finalized. We expect to finalize the Joint Venture in 2024. There can be no assurance that we will be able to finalize the Joint Venture by then or at any point in the future. In either case, delay in or failure to complete and finalize certain details may impair our ability to realize our business prospects and strategic objectives.

Our management does not devote their full time to our company and certain of our officers and directors may have conflicts of interest.

As of the date of this report we have three full-time employees, consisting of our three executive officers. While our executive officers devote such time to us as they deem reasonable and necessary to discharge the business of our company, our officers have professional interests in a variety of activities other than those relevant to us. Accordingly, conflicts may arise in the allocation of time between our company and one or more of these activities. While we expect that our board of directors and management will exercise their fiduciary obligation to our company, there are no assurances any conflicts of interest which may arise will be resolved in our favor.

We will rely exclusively on third parties to formulate and manufacture our products.

We have no experience in the formulation or manufacturing of the products we intend to develop and do not intend to establish our own manufacturing facilities. We will rely on one or more third-party contractors and manufacturers, including, but not limited to CEL, Montrade and Firebird, to manufacture our products. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	we may be unable to identify manufacturers on acceptable terms or at all;

●	our third-party manufacturers might be unable to formulate and manufacture our products in the volume and quality required to meet our needs;

●	our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products; and

●	our manufacturers may fail to comply with federal, state or foreign regulations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 1C.	CYBERSECURITY.

We rely on our technology infrastructure and information systems for internal and external communications, controls, and financial reporting. Our technology infrastructure and information systems also support and form the foundation for our accounting and finance systems and form an integral part of our disclosure and accounting control environment. Most of our systems and processes are provided by third-party vendors and may be susceptible to damage or interruption from cybersecurity threats, which include any unauthorized access to our information systems that may result in adverse effects on the confidentiality, integrity, or availability of such systems or the related information. Potential cybersecurity threats also include hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, or other security breaches. Such attacks have become more and more sophisticated over time. We expect that sophistication of cyber-threats will continue to evolve. Our processes and procedures to assess, identify and manage cybersecurity risks are overseen by an experienced, contracted resource. This resource implements cybersecurity risk mitigation strategies and activities, including the management of incident response plans, cybersecurity risks posed by third-party vendors, ensures that policies and procedures are current and followed, and reports regularly to Company’s board of directors.

ITEM 2.	DESCRIPTION OF PROPERTY.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong. In December 2019 we entered into a month-to-month lease for the 2020 calendar year with an annual rental of $9,300. In December 2020 a new month-to-month lease, commencing January 1, 2021, was entered into with a rental rate of $775 per month. We occupied the space for all the 2023 calendar year for rent totaling $9,300. We continue to rent on this same month-to-month basis with no change to the monthly rental rate of $775. We are not certain whether or not we will continue renting this space for the entire 2024 calendar year.

Effective April 15, 2022, the Company entered into a lease agreement for research and development and product engineering space located at 8035 Soquel Drive, #41, Aptos, California. The term of the lease will be three years from the effective date, unless terminated earlier in accordance with the lease. The Company will have the right to extend the term of the lease for an additional 5-year term. The Company will pay an escalating base rent over the life of the lease of initially $4,800 per month increased to $5,175 beginning May 2023. In addition, the Company will pay its pro rata portion of property expenses and operating expenses for the property.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. As of April 15, 2024, there were approximately 170 record owners of our common stock.

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

Recent sales of unregistered securities

In addition to disclosures in previous reports, we have sold additional unregistered securities during the period covered by this report.

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

On October 13, 2023, we sold 5,000 shares of our common stock to a “non U.S. Person” Accredited Investor for $100,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On November 27, 2023, we sold 2,750 shares of our common stock, to a non U.S. Person Accredited Investor for $55,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital. The transactions were exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”), pursuant to the exemption from registration provided by Section 4(c)(2) under the Securities Act. The shares are restricted from transfer subject to registration or an applicable exemption.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2023 and 2022 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Going concern

For 2023, we reported a net consolidated loss of $4,303,550 and net cash used in operations of $2,583,282. At December 31, 2023, we had cash on hand of $350,565 and an accumulated deficit of $23,856,439. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2023 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our cash balances and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in 2022 or 2023. Our total operating expenses for 2023 decreased 31.2% from those for 2022. General and administrative expenses, which include amortization, depreciation, compensation, rent, software subscriptions, and website hosting expenses, decreased by 44.2% in 2023 compared to 2022. The non-cash compensation expense from stock options granted in 2022 far exceeded 2023 levels and resulted in this decrease. Research and development expenses in 2023 for new prototype designs and development were $1,132,806 compared to $1,050,230 in 2022. The 7.9% increase is attributable to additional engineering services devoted to research and development in 2023. Professional fees decreased by 31.9% in 2023 compared to 2022, due largely to business development consulting services utilized in 2022 that were not as prevalent in 2023.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2023, we had $350,565 in cash and cash equivalents and a working capital deficit of $921,732 compared to $219,781 in cash and cash equivalents and a working capital surplus of $33,688 at December 31, 2022. Our current liabilities increased $947,382 from December 31, 2022, reflecting a related party loan of $904,247, decrease in our accounts payable, increase in our accrued expenses, and slight increase in the current portion of our lease liability. Our source of operating capital in 2023 came from the sale of 103,750 shares of our common stock raising $2,075,000 and a related party loan of $904,247, compared to the same period in 2022 where our source of capital came from the sale of 35,000 shares of our common stock raising $350,000 in capital.

The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable. As the company is not generating revenues, continued activities and expenditures to bring product(s) to market as soon as we are able is important. Management believes the currently available funding will be insufficient to finance the Company’s operations for a year from the date of these consolidated financial statements and to satisfy our obligations as they become due.

In 2023 we borrowed funds from Xten Capital Group, a related party, and as a result on December 31, 2023, we owed Xten $900,000. During the period covered by this report and through April 15, 2024, the Company borrowed $1,000,000 from Xten. The loan is non-interest bearing and due upon demand. The funds are being used for working capital.

While we raised $2,075,000 from the sale of our securities during 2023, we still will need to raise $10,000,000 to $20,000,000 in additional capital during the next 12 months to achieve our goals. There are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy.

Summary of cash flows

	December 31, 2023	December 31, 2022
Net cash (used) in operating activities	$(2,583,282)	$(3,353,697)
Net cash (used) in investing activities	$(265,181)	$(364,899)
Net cash provided by financing activities	$2,979,247	$350,000

Our cash used in operating activities decreased 23.0% in 2023 compared to 2022. During these time periods we used the cash primarily to fund our net losses.

In 2023 our cash used in investing activities was $265,181 and was comprised of $266,502 from capitalization of intellectual property related to legal fees, and $1,321 investment in CEL. In 2022 our cash used in investing activities was comprised of $339,055 from capitalization of intellectual property related to legal fees, furniture and equipment of $7,800 and leasehold improvements of $18,044.

Net cash provided by financing activities in 2023 consisted of $2,075,000 from issuance of our common stock and $904,247 in borrowing from a related party. Net cash provided by financing activities in 2022 consisted of $350,000 raised from the sales of 35,000 shares of common stock.

Critical accounting policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of expenses during the reported periods. The more significant accounting estimates include estimates related to impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2023 appearing later in this report.

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016 - 13, “Financial Instruments - Credit Losses,” which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. This standard was effective for the Company as of January 1, 2023. There was no impact on our financial statements at adoption.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our consolidated financial statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment our management has concluded that as of December 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. In order to do so, we will need additional capital to permit us to hire employees and put the requisite controls in place. We had expected to expand our accounting resources in 2019, which has been delayed into 2024. Given the uncertainties with our ability to raise working capital as discussed earlier in this report, there are no assurances we will be able to remediate the material weaknesses in our internal control over financial reporting during 2024.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Alexander Chong	59	Chairman of the Board of Directors, Chief Executive Officer
William P. Bartkowski	72	President, Chief Operating Officer
Daniel Markes	62	Vice President, Chief Financial Officer, director
Roger Nielsen	77	Secretary, director

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

Daniel Markes. Mr. Markes has served as an executive officer and member of the board of directors of our company since July 2014. Mr. Markes is an experienced businessman and financial executive and his background includes having served in various capacities as Chief Financial Officer, controller, human resources director, business development specialist and member of the board of directors of a number of organizations throughout his professional career. Since 1997 Mr. Markes has been Director, Human Resources, Finance and Administration with Minneapolis-based Plexus Corporation founded by Mr. Chong. He also is an officer of Xten, serving as its Treasurer/Chief Financial Officer, as well as serving as an officer of 5550 Nicollet LLC, an entity affiliated with Mr. Chong. Mr. Markes received a BBA degree from Brock University. Mr. Markes’ experience as a businessman and a financial executive were factors considered by the board of directors in concluding that he should be serving as a director of our company.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

●	understands generally accepted accounting principles and consolidated financial statements;

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

●	has experience preparing, auditing, analyzing or evaluating consolidated financial statements comparable to the breadth and complexity to our consolidated financial statements;

●	understands internal controls over financial reporting; and

●	understands audit committee functions.

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

A copy of our Code of Ethics and Conduct is available without charge, to any person desiring a copy, by written request to us at our principal offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. A copy of our Code of Ethics and Conduct may also be found on our website at www.cqens.com.

Director compensation

Our directors do not receive compensation for their services as directors.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;

●	our two most highly compensated named executive officers at December 31, 2023 whose annual compensation exceeded $100,000; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2023.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alexander Chong,	2023	325,080			-					325,080
Chief Executive Officer	2022	325,080	-	-	-		-	-	-	325,080

Daniel Markes,	2023	135,028			-					135,028
Chief Financial Officer	2022	200,040	-	-	139,427	(1)	-	-	-	339,467

William Bartkowski	2023	87,315			-					87,315
Chief Operating Officer	2022	125,040	-	-	139,427	(1)	-	-	-	264,467

(1)	The amounts represent the aggregate grant date fair value of stock options to purchase 20,000 shares of common stock at an exercise price of $10.00 per share awarded to Mr. Markes and Mr. Bartkowski in October 2022 as additional compensation.

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

Effective with the end of the first 2022 pay period, on January 14, 2022, the board approved annual salaries for its: (1) CEO, Alexander Chong, of $325,080 per annum; (2) COO, William Bartkowski, of $125,040 per annum; and (3) CFO, Daniel Markes, of $200,040 per annum. The Company has not entered into any written employment agreements with its officers. These rates remain in effect as of the date of this report. Due to limited cash resources in 2023 some of the executive compensation amounting to $102,738 was deferred and remains outstanding and payable.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2023:

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

At April 9, 2024, we had 26,202,670 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of April 9, 2024 by:

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%

Alexander Chong (1)	19,816,216	71.1%
William P. Bartkowski (2)	112,858	*
Daniel Markes (3)	424,288	1.5%
Roger Nielsen (4)	378,573	1.4%
All officers and directors as a group (four persons) (1)(2)(3)(4)	20,731,935	74.4%

* less than 1%

(1)	Includes: (i) 1,745,715 shares of our common stock held of record by Chinhak LLC; (ii) 17,420,501 shares of our common stock held of record by Xten; (iii) 175,000 shares of common stock underlying options with an exercise price of $1.00 per share; (iv) 175,000 shares of common stock underlying options held at an exercise price of $5.31 per share; and (v) 300,000 shares of common stock underlying options held with an exercise price of $12.00 per share. Mr. Chong has voting and dispositive control over the shares held of record by both of these entities. Excludes 428,572 shares of common stock held by Mr. Chong’s wife, of which he disclaims any beneficial ownership.

(2)	Includes (i) 25,000 shares of common stock underlying options with an exercise price of $1.00 per share; (ii) 25,000 shares of common stock underlying options with an exercise price of $5.31; (iii) 42,858 shares of our common stock of common stock underlying options with an exercise price of $12.00 per share; and (iv) 20,000 share of our common stock underlying options with an exercise price of $10.00 per share.

(3)	Includes (i) 168,572 shares of our common stock; (ii) 25,000 shares of common stock underlying options with an exercise price of $1.00 per share; (iii) 25,000 shares of common stock underlying options with an exercise price of $5.31; (iv) 42,858 shares of common stock underlying options with an exercise price of $12.00 per share; (v) 20,000 shares of common stock underlying options with an exercise price of $10,00 per share; and (vi) 142,858 shares of our common stock owned by Paula Markes, his spouse.

(4)	Includes (i) 285,715 shares of our common stock; (ii) 25,000 shares of common stock underlying options with an exercise price of $1.00 per share; (iii) 25,000 shares of common stock underlying options with an exercise price of $5.31; and (iv) 42,858 shares of our common stock underlying options with an exercise price of $12.00 per share.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plans not approved by our stockholders:	-	-	-
Plans approved by stockholders:
2014 Equity Compensation Plan	1,063,574	$10.81	493,578
2019 Equity Compensation Plan	920,000	$4.98	1,680,000

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

On August 19, 2014, our board of directors adopted our 2014 initially covering 10,000,000 shares of common stock. The 2014 Plan was ratified by our shareholders on August 19, 2019. The 2014 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 100,000 shares of common stock or 14,286 post reverse split.

On November 19, 2019, our board of directors authorized our 2019 Plan and the 2019 Plan was ratified by our stockholders on December 26, 2019. The 2019 Plan initially covered 2,000,000 shares of common stock. The 2019 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year during the term of the 2019 Plan, beginning with calendar year 2020, by an amount equal to 15% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, up to a maximum annual increase of 150,000 shares of common stock.

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

From January 27, 2023 and through April 9, 2024 the Company borrowed $1,000,000 from Xten, a common control entity. The loan is non-interest bearing and due upon demand. The funds are being used for working capital.

Director independence

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for 2023 and 2022.

	2023	2022

Audit Fees	$71,070	$70,350
Audit-Related Fees
Tax Fees
All Other Fees
Total	$71,070	$70,350

Audit Fees — This category includes the audit of our annual consolidated financial statements, review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to the auditors with respect to 2023 were pre-approved by the entire board of directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

●	Report of MaloneBailey, LLP, Houston, TX (PCAOB ID 206);

●	Consolidated balance sheets at December 31, 2023 and 2022;

●	Consolidated statements of operations for the years ended December 31, 2023 and 2022;

●	Consolidated statements of changes in stockholders’ equity (deficit) for the years ended December 31, 2023 and 2022;

●	Consolidated statements of cash flows for the years ended December 31, 2023 and 2022, and

●	Notes to consolidated financial statements.

(b)	Exhibits.

		Incorporated by Reference			Filed or
No .	Exhibit Description	Form	Date Filed	Number	Furnished Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders+	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/11/14	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/18/19	3.5
3.5	Bylaws	S-1	3/29/10	3(b)
4.1	Form of Series A Common Stock Purchase Warrant	8-K	10/2/20	4.1
4.2	Form of Series B Common Stock Purchase Warrant	8-K	10/2/20	4.2
4.3	Form of Series C Common Stock Purchase Warrant	8-K	10/2/20	4.3
10.1	Intellectual Property Assignment Agreement dated August 1, 2010 between Alexander C. Chong, William P. Bartkowski and Chong Corporation	S-1	6/9/14	10(d)
10.2	2014 Equity Compensation Plan *	8-K	8/21/14	10.7
10.3	Lease extension dated December 31, 2017 with Chong Corporation	10-K	3/29/18	10.21
10.4	Asset Purchase Agreement dated December 31, 2019 by and between CQENS Technologies Inc. and Chong Corporation	8-K	1/2/20	10.1
10.5	Form of Stock Purchase Agreement	8-K	1/31/20	10.1
10.6	Commercial Month to Month Lease	10-K	4/10/20	10.29
10.7	Form of Stock Purchase Agreement	8-K	6/5/20	10.1
10.8	Form of Amended and Restated Operating Agreement dated July 24, 2020 of Leap Technology LLC by and between CQENS Technologies, Inc., Zong Group Holdings LLC and Leap Management LLP	8-K	7/29/20	10.1
10.9	Form of Contribution Agreement Via Exclusive Licensing Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLC	8-K	7/29/20	10.2

10.10	Form of Intellectual Property License Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLP	8-K	7/29/20	10.3
10.11	Asset Purchase Agreement dated September 30, 2020 by and between CQENS Technologies Inc. and Xten Capital Group, Inc. (IP)	8-K	10/2/20	10.1
10.12	Asset Purchase Agreement dated September 30, 2020 by and between CQENS Technologies Inc. and Xten Capital Group, Inc. (other assets)	8-K	10/2/20	10.2
10.13	Joint venture Agreement by and among Firebrand Manufacturing, LLC and CQENS Technology, Inc. dated August 17, 2021	8-K	8/23/21	10.1
10.14	Commercial Lease Agreement Research and Development Facilities effective April 15, 2022	10-K	4/14/22	10.20
10.15	Purchase Agreement between CQENS Technologies, Inc. and Montrade S.P.A. effective July 13, 2022+	10-Q	8/15/22	10.2
10.16	Form of Stock Option Grant	8-K	10/26/22	10.1
10.17	2019 Equity Compensation Plan,*	10-K	4/14/23	10.23
10.18	Amendment No. 2 of Montrade S.P.A. effective October 18, 2023	10-Q	11/13/23	10.2
10.19	Intellectual Property License Agreement effective August 22, 2023, by and between CQENS Technologies Inc. and XTEN Capital Group Inc.+	8-K/A	11/22/23	10.1
10.20	CQENS Electronics (Hong Kong) Limited Shareholders Agreement dated December 20, 2023 between CQENS Technologies Inc. and Asahi Corporation Limited	8-K	12/21/23	10.1
10.21	Intellectual Property Agreement dated December 20, 2023 by and between CQENS Technologies Inc. and CQEBNS Electronics (Hong Kong) Limited	8-K	12/21/23	10.2
14.1	Code of Conduct and Ethics	10-K	4/14/15	14.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Filed

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

CQENS Technologies Inc.

April 15, 2024	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

April 15, 2024	By:	/s/ Daniel Markes
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

Name	Positions	Date

/s/ Alexander Chong	Chief Executive Officer, Chairman of the Board of	April 15, 2024
Alexander Chong	Directors, principal executive officer

/s/ William P. Bartkowski	President, Chief Operating Officer	April 15, 2024
William P. Bartkowski

/s/ Daniel Markes	Vice President, Chief Financial Officer, director,	April 15, 2024
Daniel Markes	principal financial and accounting officer

/s/ Roger Nielsen	Secretary, director	April 15, 2024
Roger Nielsen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CQENS Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CQENS Technologies, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013.

Houston, Texas

April 15, 2024

CQENS Technologies Inc.

Consolidated Balance Sheets

	December 31
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	350,565	219,781
Prepaid expenses	43,891	182,713
Total Current Assets	394,456	402,494
Equipment, net	157,574	177,722
Intellectual property, net	1,144,024	973,823
Right-of-use asset - lease, net	79,800	126,235
Leasehold improvement, net	8,368	14,644
Prepaid expenses - noncurrent portion	498,408	458,317
TOTAL ASSETS	2,282,630	2,153,235
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	104,179	222,539
Accrued expenses	248,438	94,050
Related party loan	904,247	-
Current portion of lease liability	59,324	52,217
Total Current Liabilities	1,316,188	368,806
Lease liability, net of current portion	20,476	74,018
TOTAL LIABILITIES	1,336,664	442,824
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 26,174,520 shares issued and outstanding at December 31, 2023 and 26,065,595 shares issued and outstanding at December 31, 2022	2,618	2,607
Additional paid-in capital	24,799,273	21,261,500
Non-controlling interests	514	-
Accumulated deficit	(23,856,439)	(19,553,696)
TOTAL STOCKHOLDERS’ EQUITY	945,966	1,710,411
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	2,282,630	2,153,235

See accompanying notes to consolidated financial statements

CQENS Technologies Inc.

Consolidated Statements of Operations

	Year ended December 31
	2023	2022
Operating Expenses
General and administrative	1,705,655	3,055,176
Research and development	1,132,806	1,050,230
Professional fees	1,455,379	2,137,287
Total Operating Expenses	4,293,840	6,242,693
Total Operating Loss	(4,293,840)	(6,242,693)
Other (Expense)	(9,710)	(1,509)
Net Loss	(4,303,550)	(6,244,202)
Net loss attributable to non-controlling interests	(807)	-
Net loss attributable to CQENS Technologies Inc.	(4,302,743)	(6,244,202)

Basic and diluted loss per common share	(0.16)	(0.24)

Basic and diluted weighted average shares outstanding	26,112,501	26,037,266

See accompanying notes to consolidated financial statements

CQENS Technologies Inc.

Statements of Changes in Consolidated Stockholders’ Equity

For the years ended December 31, 2023 and December 31, 2022

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Total	Non-controlling Interest	Total
Balance December 31, 2021	26,015,595	$2,602	$17,737,478	$(13,309,494)	$4,430,586	$-	$4,430,586

Common stock issued for cash	35,000	3	349,997	-	350,000	-	$350,000

Common stock issued for consulting services	15,000	2	149,998	-	150,000	-	$150,000

Stock options expense	-	-	3,024,027	-	3,024,027	-	$3,024,027

Net loss	-	-	-	(6,244,202)	$(6,244,202)	-	$(6,244,202)

Balance December 31, 2022	26,065,595	$2,607	$21,261,500	$(19,553,696)	$1,710,411	$-	$1,710,411

Common stock issued for cash	103,750	10	2,074,990	-	2,075,000		$2,075,000

Common stock issued for consulting services	5,175	1	103,499	-	103,500	-	$103,500

Stock options expense	-	-	1,359,284	-	1,359,284	-	$1,359,284

Non-controlling interest	-	-	-	-	-	1,321	$1,321

Net Loss	-	-	-	(4,302,743)	(4,302,743)	(807)	$(4,303,550)

Balance December 31, 2023	26,174,520	$2,618	$24,799,273	$(23,856,439)	$945,452	$514	$945,966

See accompanying notes to consolidated financial statements

CQENS Technologies Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	2023	2022

Cash flows from operating activities
Net loss	$(4,303,550)	$(6,244,202)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	102,577	76,392
Lease expense	55,476	34,020
Depreciation expense	20,148	20,083
Stock options expense	1,359,284	3,024,027
Common stock issued for consulting services	103,500	150,000
Changes in operating assets and liabilities:
Prepaid expenses	138,822	(39,344)
Prepaid expenses - noncurrent portion	(40,091)	(458,317)
Accounts payable	(118,360)	140,413
Lease liability	(55,476)	(34,020)
Accrued expenses	154,388	(22,749)
Net cash used in operating activities	(2,583,282)	(3,353,697)

Cash flows used in investing activities
Additions to intellectual property	(266,502)	(339,055)
Additions to furniture and equipment	-	(7,800)
Leasehold improvements	-	(18,044)
Investment in CQENS Electronics (Hong Kong) Ltd	1,321	-
Net cash flows used in investing activities	(265,181)	(364,899)

Cash flows from financing activities
Proceeds from issuance of common stock	2,075,000	350,000
Proceeds from related party debt	904,247	-
Net Cash provided by financing activities	2,979,247	350,000

Net change in cash and cash equivalents	130,784	(3,368,596)
Cash and cash equivalents, beginning of period	219,781	3,588,377
Cash and cash equivalents, end of period	$350,565	$219,781

Supplementary disclosure for non-cash activities:

Right-of-use asset in exchange for lease liability	$-	$160,255

See accompanying notes to consolidated financial statements

CQENS Technologies, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

CQENS Technologies, Inc., formerly VapAria Corporation (“we”, “CQENS”, the “Company”) was incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc.

On April 11, 2014 the Company entered into that certain Share Exchange Agreement and Plan of Reorganization with VapAria Solutions, Inc., a Minnesota corporation formerly known as VapAria Corporation (“VapAria Solutions”), and the shareholders of VapAria Solutions (the “VapAria Solutions Shareholders”) pursuant to which we agreed to acquire 100% of the outstanding capital stock of VapAria Solutions from the VapAria Solutions Shareholders in exchange for certain shares of our capital stock. On July 31, 2014 all conditions precedent to the closing were satisfied, including the reconfirmation by the investors of the prior purchase of 1,000,000 shares of our common stock pursuant to the requirements of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”), and the transaction closed.

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

On December 20, 2023 we acquired 50% membership in CQENS Electronics (Hong Kong) Limited (“CEL”) along with Asahi Corporation for the design, development and manufacturing of our heat-not-burn device. CQENS holds a majority of the board seats including nomination of the chair. Pursuant to the establishment of CEL, CQENS entered into an exclusive, worldwide License Agreement with CEL for designing, developing and manufacturing a consumer device consistent with our IP. Although the activities of CEL in 2023 are minimal and are reflective primarily of its set-up, CEL is included in our consolidated financial statements.

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

The executive officers hired by the Company in the third quarter of 2020 are also the Company’s three employees at December 31, 2023. Effective December 23, 2021 the Board of Directors approved annual salary increases for its: CEO, Alexander Chong, COO, William Bartkowski and CFO, Daniel Markes, resulting in a new annual combined base of $650,160 per annum compared to $270,000 per annum previously. The annual combined base salary remains the same for 2023. To date the Company has not entered into any written employment agreements with the officers. The rates remain unchanged through today.

The Company has a fiscal year end of December 31.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements have been prepared by the Company with accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements in line with the Principles of Consolidation.

Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents – All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2023 there were no cash equivalents.

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

If we believe our assets to be impaired, the impairment we will recognize will be the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write-down will be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the useful lives of the assets. If a change were to occur in any of the above-mentioned factors or estimates, our reported results could materially change. There was no impairment at December 31, 2023 and December 31, 2022.

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

Intellectual Property - Intellectual property assets primarily represent rights through patent assignments and are generally amortized on a straight-line basis over periods of benefit, ranging up to 17 years. For the fiscal year ended December 31, 2023, the Company amortized $96,301 compared to $72,992 in the previous year, related to the value of its patent portfolio, some of which was acquired in 2013, 2016, 2019 and 2020 from an affiliate (see Note 5).

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

Recent Accounting Pronouncements –

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016 - 13, “Financial Instruments - Credit Losses,” which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. This standard was effective for the Company as of January 1, 2023. There was no impact on our financial statements at adoption.

There are various updates recently issued to the accounting literature and these are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, with renewed research and development efforts and with no source of revenue and limited cash sufficient to cover its operations costs over the next 12 months these may not allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 – INCOME TAXES

We did not provide current of deferred U.S. federal income tax provision or benefit for any of the periods presented because we reported no activity the first two years and have experienced losses since 2019. Under ACS 740: Income Taxes”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The 2017 Tax Cuts and Jobs Act reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The component of the Company’s deferred tax asset as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Net operating loss carryforward	$374,471	$306,339
Valuation allowance	$(374,471)	$(306,339)
Net deferred asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2023 or 2022.

The Company’s cumulative net operating loss carryforward as of December 31, 2023 amounted to $1,783,198 of which $50,052 represents net operating losses prior to 2017 and will expire between December 31, 2033 and December 31, 2038. The years going back to 2020 remain open for examination by relevant tax authorities.

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

On November 27, 2023, we sold 2,750 shares of our common stock for $55,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On November 27, 2023, we entered into a consulting engagement memorandum with an unrelated third party for the consultant’s guidance and expertise in identifying business opportunities for our technology. As compensation for the services, we issued this individual 5,175 shares of our common stock valued at $103,500.

On July 11, 2022, we sold 35,000 shares of our common stock for $350,000 to an investor in a private transaction. We did not pay a commission or finder’s fee. On July 11, 2022 we issued 10,000 shares of our common stock, valued at $100,000, to a consultant for the consultant’s guidance in identifying business opportunities, partners and other skilled consultants in both Asia and North America.

On December 16, 2022, we entered into a consulting engagement memorandum with an unrelated third party for the consultants guidance and expertise in identifying opportunities for our technology in the sleep and appetite suppressant areas. As compensation for the services, we issued this individual 5,000 shares of our common stock valued at $50,000.

As of December 31, 2023, the Company had 26,174,520 shares of common stock issued and outstanding.

Preferred Stock

There are no shares of Series A Preferred issued and outstanding in 2023 or 2022.

Stock Options

In 2023 we did not grant stock options.

On December 21, 2023, the non-qualified stock options that were granted to management on December 21, 2018, expired without exercise. The result is a reduction of 428,574 to the outstanding and exercisable options.

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

On October 21, 2022, the Company granted stock options to 39 individuals, representing up to a maximum of 555,000 shares of our common stock, exercisable at $10.00 per share. The individuals include executive officers, William Bartkowski and Daniel Markes, one of our employees, certain professional advisors, and another 29 individuals who are considered related parties in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. The grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives, including but not limited to our plans to begin commercializing our technology internationally in mid-2023. All of the awards were made for work or services provided or to be provided to CQENS. The Company made the grants under the Company’s shareholder approved 2014 Equity Compensation Plan (the “Plan”) and pursuant to the terms and conditions of the Plan and subject to vesting conditions contained in the Plan and options granted thereunder.

On October 21, 2022, the Company granted stock options under the Company’s 2014 Equity Compensation Plan to individuals who are considered related parties, in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non U.S. persons. The grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives, including but not limited to our plans to begin commercializing our technology internationally in mid-2023. Each of these individuals was granted 5,000 or 10,000 or 20,000 shares at $10.00 per share. 20% of the shares (1,000 or 2,000 or 4,000 respectively) were exercisable immediately, with the balance vesting over the next 4 years in equal installments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $2,858,263 of which $806,864 was expensed in 2022 and $1,078,044 was expensed in 2023. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 85.48%; and 4) the risk-free rate of return of 4.45%. The exercise period of the immediately exercisable options terminates October 21, 2027.

On October 21, 2022, the Company granted stock options under the Company’s 2014 Equity Compensation Plan to individuals who are considered related parties, in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non U.S. persons. The grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives, including but not limited to our plans to begin commercializing our technology internationally in mid-2023. Each of these individuals was granted 5,000 shares at $10.00 per share. 20% of the shares or 1,000 are exercisable in 2 years from the grant date, with the balance vesting over the next 4 years in equal installments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $190,888 of which $10,933 was expensed in 2022 and $55,356 was expensed in 2023. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 7 years; 3) computed volatility of 82.27%; and 4) the risk-free rate of return of 4.36%. The exercise period of the first exercisable options terminates October 21, 2029.

On October 21, 2022, the Company granted stock options under the Company’s 2014 Equity Compensation Plan to three attorneys involved with our Company. Each of these individuals was granted 20,000 shares at $10.00 per share. All of these shares were exercisable immediately. The fair market value of the options at the grant date was determined to be $418,282 all of which was expensed in 2022. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 85.48%; and 4) the risk-free rate of return of 4.45%. The exercise period of the immediately exercisable options terminates October 21, 2027.

On December 13, 2022, the Company granted stock options under the Company’s 2019 Equity Compensation Plan to five consultants. The options granted were fully vested upon grant and allow the consultants to collectively purchase 20,000 shares of the Company’s stock at $10.00 per share. The fair market value of the options at the grant date using the Black Scholes pricing model was determined to be $148,000.

On February 15, 2021, we granted 400,000 options under the Company’s 2019 Equity Compensation Plan to two consulting engineers involved in our research and development. Each of the consultants was granted options to purchase 200,000 shares at $7.00 per share. 100,000 of the grants are exercisable immediately, with the balance vesting over the next four years in equal installments and subject to certain terms and conditions, including continuing in their consulting roles through the vesting periods. The fair market value of the options at the grant date was determined to be $2,798,086 of which $2,036,625 was expensed in 2021, $422,624 was expensed in 2022 and $225,884 was expensed in 2023. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $7.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 303.59%; and 4) the risk-free rate of return of 0.27%. The exercise period of the immediately exercisable options terminates on February 15, 2026

As of December 31, 2023, the Company has outstanding and exercisable 1,983,574 options at a weighted average exercise price of $8.10 and a weighted average remaining term of 3.99 years and an intrinsic value of zero.

Warrants

On September 30, 2020, the Company entered into an Asset Purchase Agreement with Xten, a common control entity, pursuant to which it acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery.

As consideration for the acquisition, the Company issued Xten common stock purchase warrants exercisable for an aggregate of 21,000,000 shares of its common stock at an exercise price of $5.31 per share (the “Warrants”), including (i) a Series A Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2023 and expiring on September 30, 2026, (ii) a Series B Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2026 and expiring on September 30, 2029, and (iii) a Series C Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2029 and expiring on September 30, 2032. The Company has the right to accelerate or extend the exercise period of each series of Warrants in its discretion. In addition, the exercise period of each series of Warrants automatically accelerates in the event of a “change of control” (as defined in the Warrants) prior to such series of Warrants becoming exercisable by its respective terms. The IP Asset Purchase Agreement contained customary indemnification provisions. The warrants are valued at $191,594 based on the carrying value of the assets acquired.

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 15, 2023, The Company entered into an agreement to borrow up to $1,000,000 from its largest shareholder, Xten Capital Group, a common control entity, on an as needed basis. Such borrowings will be for operations, interest free and due upon demand. During 2023, the Company borrowed $900,000 from Xten.

In the fourth quarter of 2023, Liu Mei Chong loaned CQENS Electronics (Hong Kong) Limited $4,247 to fund operations. The loan is interest fee and due upon demand.

On October 21, 2022, the Company granted stock options under the Company’s 2014 Equity Compensation Plan to individuals who are considered related parties, in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non U.S. persons. The grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives, including but not limited to our plans to begin commercializing our technology internationally in mid-2023. Each of these individuals was granted 5,000 or 10,000 or 20,000 shares at $10.00 per share. 20% of the shares (1,000 or 2,000 or 4,000 respectively) were exercisable immediately, with the balance vesting over the next 4 years in equal installments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $2,858,263 of which $806,864 was expensed in 2022 and $1,078,044 was expensed in 2023. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 85.48%; and 4) the risk-free rate of return of 4.45%. The exercise period of the immediately exercisable options terminates October 21, 2027.

On October 21, 2022, the Company granted stock options under the Company’s 2014 Equity Compensation Plan to individuals who are considered related parties, in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non U.S. persons. The grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives, including but not limited to our plans to begin commercializing our technology internationally in mid-2023. Each of these individuals was granted 5,000 shares at $10.00 per share. 20% of the shares or 1,000 are exercisable in 2 years from the grant date, with the balance vesting over the next 4 years in equal installments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $190,888 of which $10,933 was expensed in 2022 and $55,356 was expensed in 2023. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 7 years; 3) computed volatility of 82.27%; and 4) the risk-free rate of return of 4.36%. The exercise period of the first exercisable options terminates October 21, 2029.

In 2023 the Company utilized Plexus Corporation and/or its subsidiary, Apparatus Global Solutions, a common control entity that provided accounting support with a total cost of $1,263. In 2022 this common control entity provided website development support along with accounting support at a cost of $1,329.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong. Annual rent was $9,300 for each of the years ended December 31, 2023 and 2022. In December 2022 we entered into a new month-to-month lease that began January 1, 2023 with a monthly rental rate of $775. As of December 31, 2023, there is no outstanding balance for rent due to 5550 Nicollet LLC.

See other related party transactions in Note 8 – Commitment and Contingencies

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

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2023 or 2022. Our lease for the property is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

December 31, 2023
Assets
Leasehold improvement, net	$8,368
Operating lease asset	$79,800

Liabilities
Current
Operating lease liabilities	$59,324

Noncurrent
Operating lease liabilities	$20,476

Supplemental cash flow information related to leases were as follows:

Twelve Months Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$55,476

The table below present the remaining lease terms and discount rates for operating lease.

December 31, 2023
Weighted-average remaining lease term
Operating lease	1.33 years
Weighted-average discount rate
Operating lease	5.25%

Maturities of lease liabilities as of December 31, 2023, were as follows:

Operating Lease
2024	62,100
2025	20,700
Thereafter	-

Total lease payments	82,800
Less: amount of lease payments representing interest	(3,000)
Present value future minimum lease payments	$79,800
Less: current obligations under lease	(59,324)
Non-current obligations	$20,476

NOTE 8 – COMMITMENT AND CONTINGENCIES

The Asset Purchase Agreement entered into September 30, 2020 by the Company and Xten, a common control entity, where the Company acquired certain patents and patent applications, replaces the 2013 and 2016 License Agreements effectively eliminating the commitment and contingencies of these previous agreements.

NOTE 9 - PREPAID EXPENSE – NONCURRENT PORTION

Effective July 13, 2022, the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”) a company based in Bologna, Italy, for Montrade to manufacture and install the consumable manufacturing equipment. The Company made an initial payment of $589,265 USD on July 11, 2022 and was required to make additional payments prior to Amendments of up to $1,086,465 USD for the module as certain stages are completed.

On February 23, 2023, the Company made a payment of $138,386 for completion of the design phase. On March 29, 2023, the Company signed Amendment 1 to the manufacturing contract for additional design work and paid $12,465 of the additional $36,809 cost. As Amendment 1 was for design work, the $12,564 was expensed. On October 18, 2023, the Company signed Amendment 2 to the manufacturing contract to modify certain components and paid $40,091 of the $114,546 cost.

In 2022, $130,948 of the initial payment was expensed for design services completed by Montrade. The remaining payment of $458,317 and the additional payment on October 24, 2023, for Amendment 2 of $40,091 for a combined total of $498,408 are related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. The $498,408 payment is recorded as Prepaid expenses – noncurrent portion. With the two amendments added and with payments made in 2023 the Company will be required to pay up to $1,046,878. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

NOTE 10 – SUBSEQUENT EVENTS

On January 29, 2024, we issued 12,500 shares valued at $250,000 as a retainer pursuant to our engagement of Anglo-Chines Financial as our investment banker.

On February 12, 2024, the Company borrowed $50,000 from Xten Capital Group, a common control entity. On March 18, 2024, the Company borrowed $50,000 from Xten. As of the date of this filing, the Company has borrowed $1,000,000.

On February 26, 2024, the Company signed Amendment 3 to the manufacturing contract with Montrade, for a change to a component with a cost of $27,845. Full payment for this Amendment was made March 6, 2024.

On March 4, 2024, we sold 1,400 shares of our common stock for $28,000 in a private transaction. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

On March 25, 2024, we sold 14,250 shares of our common stock for $285,000 in a private transaction. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

