Form 10-Q
period 2024-03-31
CQENS Technologies Inc.
filed 2024-05-15
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,228,383 shares of common stock are issued and outstanding as of May 13, 2024.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, Part 1. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed on April 15, 2024 (the “2023 10-K”) and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “first quarter of 2024” refers to the three months ended March 31, 2024, “first quarter of 2023” refers to the three months ended March 31, 2023, “2024” refers to the year ended December 31, 2024, and “2023” refers to the year ended December 31, 2023. The information which appears on our web site at www.cqens.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CQENS Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$350,617	$350,565
Prepaid expenses	336,196	43,891
Total Current Assets	686,813	394,456
Equipment, net	152,537	157,574
Intellectual property, net	1,180,960	1,144,024
Right-of-use asset - lease, net	65,259	79,800
Leasehold improvement, net	6,799	8,368
Prepaid expenses - noncurrent portion	526,253	498,408
TOTAL ASSETS	$2,618,621	$2,282,630
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$207,970	$104,179
Accrued expenses	370,839	248,438
Related party loan	1,006,284	904,247
Investor deposits	250,000	-
Current portion of lease liability	61,228	59,324
Total Current Liabilities	1,896,321	1,316,188
Lease liability, net of current portion	4,031	20,476
TOTAL LIABILITIES	1,900,352	1,336,664
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value: 10,000,000 shares authorized no shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 26,202,670 shares issued and outstanding at March 31, 2024 and 26,174,520 issued and outstanding at December 31, 2023	2,620	2,618
Additional paid-in capital	25,567,373	24,799,273
Non-controlling interests	(635)	514
Accumulated other comprehensive loss	(17)	-
Accumulated deficit	(24,851,072)	(23,856,439)
TOTAL STOCKHOLDERS’ EQUITY	718,269	945,966
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,618,621	$2,282,630

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2024	2023
Operating Expenses
General and administrative	$288,829	$684,523
Research and development	390,432	337,072
Professional fees	316,657	161,351
Total Operating Expenses	995,918	1,182,946
Total Operating Loss	(995,918)	(1,182,946)
Other Income (Expense)	153	(3,361)
Net Loss	(995,765)	(1,186,307)
Net loss attributable to non-controlling interests	(1,132)	-
Net Loss attributable to CQENS Technologies, Inc.	$(994,633)	$(1,186,307)

Basic and diluted loss per common share	$(0.04)	$(0.05)
Basic and diluted weighted average shares outstanding	26,184,670	26,069,645

Comprehensive Loss:
Change in foreign currency translation adjustments	(34)	-
Comprehensive Loss	(995,799)	(1,186,307)
Comprehensive loss attributable to non-controlling interests	(17)	-
Comprehensive loss attributable to CQENS Technologies, Inc.	$(995,782)	$(1,186,307)

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, December 31, 2023	26,174,520	$2,618	$24,799,273	$(23,856,439)	$-	$945,452	$514	$945,966

Stock options expense	-	-	205,102	-	-	205,102	-	$205,102

Common stock issued for cash	15,650	1	312,999	-	-	313,000	-	$313,000

Common stock issued for services	12,500	1	249,999	-	-	250,000	-	$250,000

Other comprehensive loss	-	-	-	-	(17)	(17)	(17)	$(34)

Net loss	-	-	-	(994,633)	-	(994,633)	(1,132)	$(995,765)

Balance March 31, 2024	26,202,670	$2,620	$25,567,373	$(24,851,072)	$(17)	$718,904	$(635)	$718,269

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, December 31, 2022	26,065,595	$2,607	$21,261,500	$(19,553,696)	$-	$1,710,411	$-	$1,710,411

Stock options expense	-	-	384,441	-	-	384,441	-	$384,441

Common stock issued for cash	9,000	1	179,999	-	-	180,000	-	$180,000

Net loss	-	-	-	(1,186,307)	-	(1,186,307)	-	$(1,186,307)

Balance, March 31, 2023	26,074,595	$2,608	$21,825,940	$(20,740,003)	$-	$1,088,545	$-	$1,088,545

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities
Net loss	$(995,765)	$(1,186,307)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	29,137	23,729
Lease expense	14,541	12,799
Depreciation expense	5,037	5,037
Stock options expense	205,102	384,441
Common stock issued for services	250,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(292,305)	80,612
Prepaid expenses - noncurrent portion	(27,845)	-
Accounts payable	103,791	(92,174)
Investor deposits	250,000	-
Lease liability	(14,541)	(12,799)
Accrued expenses	122,401	90,686
Net cash used in operating activities	(350,447)	(693,976)

Cash flows from investing activities
Additions to intellectual property	(64,504)	(57,484)
Net cash used in investing activities	(64,504)	(57,484)

Cash flows from financing activities
Proceeds from issuance of common stock	313,000	180,000
Borrowing on debt from related party	102,037	450,000
Net cash provided by financing activities	415,037	630,000

Effect of Exchange Rate Changes on Cash	(34)	-

Net change in cash and cash equivalents	52	(121,460)
Cash and cash equivalents, beginning of period	350,565	219,781
Cash and cash equivalents, end of period	$350,617	$98,321

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

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

On December 20, 2023 we entered into a Shareholder Agreement with Asahi Corporation to establish CQENS Electronics (Hong Kong) Limited (“CEL”), a Hong Kong company, for design, development and manufacture of our heat-not-burn device (“Device”). CQENS acquired 50% membership of CEL and holds majority of the board seats including the chair. Pursuant to the establishment of CEL, CQENS entered into an exclusive, worldwide License Agreement with CEL for designing and manufacturing a consumer device consistent with our IP. Although the activities of CEL in the first quarter of 2024 are minimal, CEL is included in our consolidated financial statements.

Our business model is further dependent upon our ability to enter into additional strategic partnerships in the future, including alliances or joint ventures with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will be dependent upon third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. The recent and relatively prolonged worldwide pandemic caused by COVID-19 and current recessionary conditions has caused certain of these opportunities to be delayed. Our product development and commercialization timelines have been reset and we expect to be able to adhere that schedule over the next 12 months provided we are able to successfully raise and deploy capital. Key milestones for us over these next 12 months include entering into international joint ventures, preparing and filing certain regulatory submissions with the US FDA, and undertaking market tests in the EU. Any prolonged recessionary pressures on the international capital markets will make it more difficult for small, pre-revenue companies such as ours to raise capital. We continue to assess the impact of any recessionary conditions on our company, and at this time, we are unable to predict all possible impacts on our company, our operations and our prospects.

Basis of Presentation

Basis of Presentation - The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual consolidated financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of March 31, 2024, has been derived from the Company’s annual consolidated financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2023, and filed with the SEC on April 15, 2024, for a broader discussion of our business and the risks inherent in such business.

Recent Accounting Pronouncements – The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, with limited cash resources, with renewed research and development efforts and with no source of revenue sufficient to cover its operations costs over the next 12 months these may not allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

On January 29, 2024, we issued 12,500 shares valued at $250,000 as a retainer pursuant to our engagement of Anglo-Chinese Financial as our investment banker.

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

For the three-month period ended March 31, 2024, stock option expense totaled $205,102 compared to $384,441 for the same period in 2023. As of March 31, 2024, the Company had 26,202,670 shares of common stock issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises on a month-to-month basis from 5550 Nicollet, LLC, a company owned by Mr. Chong. Rent for each of the first quarters of 2024 and 2023 was $2,325. As of March 31, 2024, there was an outstanding balance for rent due to 5550 Nicollet LLC of $2,325.

During the first quarter of 2024, the Company borrowed $100,000 from Xten Capital Group, a common control entity, while during the first quarter of 2023, the Company borrowed $450,000. The loan is due upon demand and is non-interest bearing.

At March 31, 2024, we owe $1,000,000 to Xten.

In the first quarter of 2024, Liu Mei Chong loaned CQENS Electronics (Hong Kong) Limited $2,037 to fund operations. The loan is due upon demand and is non-interest bearing. At March 31, 2024, the loan balance is $6,284.

NOTE 5 – LEASES

In March 2022 we entered into a three-year lease agreement commencing April 15, 2022 through April 30, 2025 at an initial annual rate of $57,400 paid in monthly installments of $4,800. We have an option to extend for an additional five-year period. Annual increases are tied to the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers for San Francisco-Oakland-San Jose area. Based on the aforementioned consumer price index, the annual increase to rent beginning May 1, 2023 was $375 bringing monthly installments to $5,175 and the annual rate to $62,100. On May 1, 2024, the monthly increase will be $80 bringing monthly installments to $5,255 and the annual rate to $63,060.

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the expedients permitted under the transition guidance that retained lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of March 31, 2024. Our lease for property is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The following table presents the lease-related asset and liability recorded on the balance sheets:

March 31, 2024
Assets
Leasehold improvement, net	$6,799
Operating lease asset	$65,259

Liabilities
Current
Operating lease liabilities	$61,228

Noncurrent
Operating lease liabilities	$4,031

Supplemental cash flow information related to leases were as follows:

Three Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,541

The table below presents the remaining lease terms and discount rates for operating lease.

March 31, 2024
Weighted-average remaining lease term
Operating lease	1.08 years
Weighted-average discount rate
Operating lease	5.25%

Maturities of lease liabilities as of March 31, 2024, were as follows:

Operating Lease
2024 (nine months remaining)	46,575
2025	20,700
Thereafter	-
Total lease payments	67,275
Less: amount of lease payments representing interest	(2,016)
Present value future minimum lease payments	$65,259
Less: current obligations under lease	(61,228)
Non-current obligations	$4,031

NOTE 6 - PREPAID EXPENSE – NONCURRENT PORTION

Effective July 13, 2022, the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”) a company based in Bologna, Italy, for Montrade to manufacture and install the consumable manufacturing equipment. The Company made an initial payment of $589,265 USD on July 11, 2022 and was required to make additional payments, prior to Amendments, of up to $1,086,465 USD for the module as certain stages are completed.

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

In 2022, $130,948 of the initial payment was expensed for design services completed by Montrade. The remaining payment of $458,317 and the additional payment on October 24, 2023, for Amendment 2 of $40,091 for a combined total of $498,408 are related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. These payments totaling $498,408 were recorded as prepaid expenses – noncurrent portion.

On February 26, 2024, the Company signed Amendment 3 to the manufacturing contract with Montrade, for a change to a component with a cost of $27,845. Full payment for this Amendment was made March 6, 2024.

With the three amendments added and with payments made in 2023 and 2024, the Company will be required to pay up to $1,046,878. The Prepaid Expense – Noncurrent Portion balance at March 31, 2024 is $526,253. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

NOTE 7 – SUBSEQUENT EVENTS

On April 24, 2024, we issued 713 shares of our common stock to an unrelated third party as compensation for their consulting services. The stock was valued at $14,260.

On May 7, 2024, we issued 25,000 shares of our common stock for $500,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2023 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

On July 13, 2022, we announced that we completed R&D stages for the module for the automated manufacture of consumables for its proprietary, patented and patent pending Heat-not-Burn system. The system heats plant-based and/or medicant-infused formulations to produce aerosols for the inhalation of the plant and medicant constituents without combustion or the constituents of combustion, although there are no assurances its products can be commercialized. Contemporaneous with the completion of these R&D stages, effective July 13, 2022, the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”) a company based in Bologna, Italy, for Montrade to manufacture and install the module. The Company made an initial payment of $589,265 USD and is required to make additional payments of up to $1,086,465 USD for the module as certain stages are completed. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

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

Going concern

For the first quarter of 2024, we reported a consolidated net loss of $995,765 and net cash used in operations of $350,447 compared to a net loss of $1,186,307 and net cash used in operations of $693,976 for the first quarter of 2023. At March 31, 2024, we had cash on hand of $350,617 and an accumulated deficit of $24,851,072. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2023, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our limited cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of operations

We did not generate any revenues from our operations in either the first quarter of 2024 or the first quarter of 2023. Our total operating expenses for the first quarter of 2024 decreased 15.8% over those reported in the first quarter of 2023 principally due to a reduction of general and administrative expenses despite an increase in both research and development and professional fees. General and administrative expenses decreased 57.8% in the first quarter of 2024 from the comparable period in 2023 due mainly to the decrease in compensation expense from previous stock option grants.

Research and development expenses in the first quarter of 2024 increased 15.8% over this same period in 2023. This increase was the result of increased engineering services relating to work on our devices and consumables. Professional fees increased 96.3% in the first quarter of 2024 compared to the first quarter of 2023. This increase is attributable to consulting services and previous stock options grants.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2024, we had $350,617 in cash and cash equivalents and a working capital deficit of $1,209,508 compared to $350,565 in cash and cash equivalents and a working capital deficit of $921,732 at December 31, 2023. Our current liabilities increased $580,133 from December 31, 2023, reflecting a $103,791 increase in accounts payable, an increase of $122,401 in accrued expenses, a $102,037 increase in our borrowing from related parties, a $1,904 increase in the current portion of our lease liability, and an investor deposit of $250,000 for the purchase of our common stock where the transaction has not yet been completed. Our source of operating capital in the first quarter of 2024 came from our cash on hand at the end of 2023 and from $313,000 of proceeds from the sale of our common stock and $102,037 borrowed from related parties. Our source of operating capital in the first quarter of 2023 came from the cash on hand at the end of 2022, $450,000 in advances from Xten, a common control entity and $180,000 of proceeds from the sale of our common stock.

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

On January 15, 2023, we entered into an agreement to borrow up to $1,000,000 from our largest shareholder, Xten Capital Group, on an as needed basis. Such borrowings are for operations, interest free and due upon demand. At March 31, 2024 and as of the date of this filing, we have borrowed $1,000,000. On March 4, 2024, we sold 1,400 shares of our common stock for $28,000 in a private transaction. On March 25, 2024, we sold 14,250 shares of our common stock for $285,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital. We raised $180,000 from the private sale of our common stock during the first quarter of 2023.

As of March 31, 2024, we owe $1,000,000 to Xten Capital Group and $6,284 to Liu Mei Chong, both related parties. At the end of the first quarter of 2023, we owed Xten $450,000.

As of the date of this report, we still will need to raise $3,000,000 to $5,000,000 in additional capital during the next 12 months. There are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Summary of cash flows

	March 31, 2024	March 31, 2023
Net cash (used) in operating activities	$(350,447)	$(693,976)
Net cash (used) in investing activities	$(64,504)	$(57,484)
Net cash provided by financing activities	$415,037	$630,000

Our cash used in operating activities decreased 49.5% in the first three months of 2024 compared to the first three months of 2023. During these time periods, we primarily used the cash to fund our net losses.

In the first quarter of 2024, there was $64,504 net cash used in investing activities from the capitalization of our intellectual property compared to net cash used in investing activities of $57,484 in the same period in 2023 for capitalization of our intellectual property.

In the first quarter of 2024, we had net cash provided by financing activities of $415,037 from the sale of our common stock and borrowing from related parties. We had net cash provided by financing activities in the first quarter of 2023 of $630,000 from the sale of our common stock and from borrowing from a related party.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited consolidated financial statements appearing later in this report and Note 2 to our audited consolidated financial statements appearing in our 2023 10-K.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of continuing material weakness in our internal control over financial reporting as reported in our 2023 10-K. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources during 2024. in an effort to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risk factors in Part I, Item 1A in our 2023 10-K and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders+	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/14	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/18/19	3.5
3.5	Bylaws	S-1	3/29/10	3(b)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Filed

+ Exhibits and/or schedules have been omitted. The Company agrees to furnish to the staff of the Securities and Exchange Commission upon request for any omitted information.

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CQENS Technologies Inc.

May 15, 2024	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

May 15, 2024	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

