Form 10-Q
period 2024-06-30
CQENS Technologies Inc.
filed 2024-08-16
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,641,883 shares of common stock are issued and outstanding as of August 15, 2024.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “second quarter of 2024” refers to the three months ended June 30, 2024, “second quarter of 2023” refers to the three months ended June 30, 2023, “2024” refers to the year ended December 31, 2024, and “2023” refers to the year ended December 31, 2023. The information which appears on our web site at www.cqens.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CQENS Technologies, Inc.
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,379,223	$350,565
Prepaid expenses	329,575	43,891
Total Current Assets	3,708,798	394,456
Equipment, net	147,500	157,574
Intellectual property, net	1,211,922	1,144,024
Right-of-use asset - lease, net	54,236	79,800
Leasehold improvement, net	5,230	8,368
Prepaid expenses - noncurrent portion	526,253	498,408
TOTAL ASSETS	$5,653,939	$2,282,630
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$144,132	$104,179
Accrued expenses	410,880	248,438
Related party loan	1,006,820	904,247
Investor deposits	250,000	-
Current portion of lease liability	54,236	59,324
Total Current Liabilities	1,866,068	1,316,188
Lease liability, net of current portion	-	20,476
TOTAL LIABILITIES	1,866,068	1,336,664
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value: 10,000,000 shares authorized no shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 26,391,383 shares issued and outstanding at June 30, 2024 and 26,174,520 issued and outstanding at December 31, 2023	2,639	2,618
Additional paid-in capital	29,532,136	24,799,273
Non-controlling interests	(1,159)	514
Accumulated other comprehensive loss	(19)	-
Accumulated deficit	(25,745,726)	(23,856,439)
TOTAL STOCKHOLDERS’ EQUITY	3,787,871	945,966
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,653,939	$2,282,630

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating Expenses
General and administrative	$277,606	$361,385	$566,435	$1,045,908
Research and development	331,964	293,423	722,396	630,495
Professional fees	282,283	437,207	598,940	598,558
Total Operating Expenses	891,853	1,092,015	1,887,771	2,274,961
Total Operating Loss	(891,853)	(1,092,015)	(1,887,771)	(2,274,961)
Other Expense	(3,323)	(3,507)	(3,170)	(6,868)
Net Loss	(895,176)	(1,095,522)	(1,890,941)	(2,281,829)
Net loss attributable to non-controlling interests	(522)	-	(1,654)	-
Net Loss attributable to CQENS Technologies, Inc.	$(894,654)	$(1,095,522)	$(1,889,287)	$(2,281,829)

Basic and diluted loss per common share	$(0.03)	$(0.04)	$(0.07)	$(0.09)
Basic and diluted weighted average shares outstanding	26,244,159	26,076,419	26,214,414	26,073,051
Comprehensive Loss:
Change in foreign currency translation adjustments	(4)	-	(38)	-
Comprehensive Loss:	(894,658)	(1,095,522)	(1,889,325)	(2,281,829)
Comprehensive loss attributable to non-controlling interests	(2)	-	(19)	-
Comprehensive loss attributable to CQENS Technologies, Inc.	$(894,656)	$(1,095,522)	$(1,889,306)	$(2,281,829)

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc
Consolidated Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2024 and 2023
(Unaudited)

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, March 31, 2024	26,202,670	$2,620	$25,567,373	$(24,851,072)	$(17)	$718,904	$(635)	$718,269

Common stock issued for cash	188,000	19	3,759,981	-	-	3,760,000	-	$3,760,000

Common stock issued for services	713	-	14,260	-	-	14,260	-	$14,260

Stock options expense	-	-	190,522	-	-	190,522	-	$190,522

Other comprehensive loss	-	-	-	-	(2)	(2)	(2)	$(4)

Net loss	-	-	-	(894,654)	-	(894,654)	(522)	$(895,176)

Balance, June 30, 2024	26,391,383	$2,639	$29,532,136	$(25,745,726)	$(19)	$3,789,030	$(1,159)	$3,787,871

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, December 31, 2023	26,174,520	$2,618	$24,799,273	$(23,856,439)	$-	$945,452	$514	$945,966

Common stock issued for cash	203,650	20	4,072,980	-	-	4,073,000	-	$4,073,000

Common stock issued for services	13,213	1	264,259	-	-	264,260	-	$264,260

Stock options expense	-	-	395,624	-	-	395,624	-	$395,624

Other comprehensive loss	-	-	-	-	(19)	(19)	(19)	$(38)

Net loss	-	-	-	(1,889,287)	-	(1,889,287)	(1,654)	$(1,890,941)

Balance, June 30, 2024	26,391,383	$2,639	$29,532,136	$(25,745,726)	$(19)	$3,789,030	$(1,159)	$3,787,871

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, March 31, 2023	26,074,595	$2,608	$21,825,940	$(20,740,003)	$-	$1,088,545	$-	$1,088,545

Common stock issued for cash	19,750	1	394,999	-	-	395,000	-	$395,000

Stock options expense	-	-	362,581	-	-	362,581	-	$362,581

Net loss	-	-	-	(1,095,522)	-	(1,095,522)	-	$(1,095,522)

Balance, June 30, 2023	26,094,345	$2,609	$22,583,520	$(21,835,525)	$-	$750,604	$-	$750,604

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, December 31, 2022	26,065,595	$2,607	$21,261,500	$(19,553,696)	$-	$1,710,411	$-	$1,710,411

Common stock issued for cash	28,750	2	574,998	-	-	575,000	-	$575,000

Stock options expense	-	-	747,022	-	-	747,022	-	$747,022

Net loss	-	-	-	(2,281,829)	-	(2,281,829)	-	$(2,281,829)

Balance, June 30, 2023	26,094,345	$2,609	$22,583,520	$(21,835,525)	$-	$750,604	$-	$750,604

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities
Net loss	$(1,890,941)	$(2,281,829)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	59,687	48,533
Lease expense	25,564	17,918
Depreciation expense	10,074	10,074
Stock options expense	395,624	747,022
Common stock issued for services	14,260	-
Changes in operating assets and liabilities:
Prepaid expenses	(35,684)	109,257
Prepaid expenses - noncurrent portion	(27,845)	-
Accounts payable	39,953	(86,768)
Investor deposits	250,000	-
Lease liability	(25,564)	(17,918)
Accrued expenses	162,442	205,662
Net cash used in operating activities	(1,022,430)	(1,248,049)

Cash flows from investing activities
Additions to intellectual property	(124,447)	(98,282)
Net cash used in investing activities	(124,447)	(98,282)

Cash flows from financing activities
Proceeds from issuance of common stock	4,073,000	575,000
Borrowing from related parties	102,573	900,000
Net cash provided by financing activities	4,175,573	1,475,000

Effect of exchange rate changes on cash	(38)	-

Net change in cash and cash equivalents	3,028,658	128,669
Cash and cash equivalents, beginning of period	350,565	219,781
Cash and cash equivalents, end of period	$3,379,223	$348,450

Supplementary disclosure for noncash activities:

Common stock issued for future services	$250,000	$-

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

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

On December 20, 2023 we entered into a Shareholder Agreement with Asahi Corporation to establish CQENS Electronics (Hong Kong) Limited (“CEL”), a Hong Kong company, for design, development and manufacture of our heat-not-burn device (“Device”). CQENS acquired 50% membership of CEL and holds majority of the board seats including the chair. Pursuant to the establishment of CEL, CQENS entered into an exclusive, worldwide License Agreement with CEL for designing and manufacturing a consumer device consistent with our IP. Although the activities of CEL in the first half of 2024 are minimal, CEL is included in our consolidated financial statements.

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

Basis of Presentation

Basis of Presentation - The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual consolidated financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of June 30, 2024, has been derived from the Company’s annual consolidated financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2023, and filed with the SEC on April 15, 2024, for a broader discussion of our business and the risks inherent in such business.

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

On May 24, 2024, we issued 50,000 shares of our common stock for $1,000,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On June 27, 2024, we issued 113,000 shares of our common stock for $2,260,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

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

For the six-month period ended June 30, 2024, stock option expense totaled $395,624 compared to $747,022 for the same period in 2023. As of June 30, 2024, the Company had 26,391,383 shares of common stock issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises on a month-to-month basis from 5550 Nicollet, LLC, a company owned by Mr. Chong. Rent for each of the first six-months of 2024 and 2023 was $4,650. As of June 30, 2024, there was no outstanding balance due to 5550 Nicollet LLC.

During the first half of 2024, the Company borrowed $100,000 from Xten Capital Group, a common control entity, while during the first half of 2023, the Company borrowed $900,000. The loan balance on June 30, 2024, is $1,000,000. The loan is due upon demand and is non-interest bearing.

In the first half of 2024, Liu Mei Chong loaned CQENS Electronics (Hong Kong) Limited $2,573 to fund operations. The loan is due upon demand and is non-interest bearing. At June 30, 2024, the loan balance is $6,820.

NOTE 5 – LEASES

In March 2022 we entered into a three-year lease agreement commencing April 15, 2022 through April 30, 2025 at an initial annual rate of $57,400 paid in monthly installments of $4,800. We have an option to extend for an additional five-year period. Annual increases are tied to the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers for San Francisco-Oakland-San Jose area. Based on the aforementioned consumer price index, the annual increase to rent beginning May 1, 2023 was $375 bringing monthly installments to $5,175 and the annual rate to $62,100. On June 1, 2024, the monthly increase was $380 bringing monthly installments to $5,555 and the annual rate to $66,660.

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the expedients permitted under the transition guidance that retained lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of June 30, 2024. Our lease for property is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The following table presents the lease-related asset and liability recorded on the balance sheets:

June 30, 2024
Assets
Leasehold improvement, net	$5,230
Operating lease asset	$54,236

Liabilities
Current
Operating lease liabilities	$54,236
Noncurrent
Operating lease liabilities	$-

Supplemental cash flow information related to leases were as follows:

Six Months Ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25,564

The table below presents the remaining lease terms and discount rates for operating lease.

June 30, 2024
Weighted-average remaining lease term
Operating lease	0.83 years
Weighted-average discount rate
Operating lease	5.25%

Maturities of lease liabilities as of June 30, 2024, were as follows:

Operating Lease
2024 (six months remaining)	33,330
2025	22,220
Thereafter	-
Total lease payments	55,550
Less: amount of lease payments representing interest	(1,314)
Present value future minimum lease payments	$54,236
Less: current obligations under lease	(54,236)
Non-current obligations	$-

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

On February 26, 2024, the Company signed Amendment 3 to the manufacturing contract with Montrade, for a change to a component with a cost of $27,845. Full payment for this Amendment was made March 6, 2024. The project is on a short pause as we finalize one component and we anticipate will restart in the next month to month and a half for a completion of the build in 2024.

With the three amendments added and with payments made in 2023 and 2024, the Company will be required to pay up to $1,046,878. The Prepaid Expense – Noncurrent Portion balance on June 30, 2024 is $526,253. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

NOTE 7 – SUBSEQUENT EVENTS

On July 8, 2024, we issued 25,000 shares of our common stock for $500,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On July 25, 2024, we issued 18,750 shares of our common stock for $375,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On August 12, 2024, we issued 206,750 of our common shares to 20 individuals for their consulting services. The stock was valued at $4,135,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the six months ended June 30, 2024 and 2023 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2023 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

In 2022, $130,948 of the initial payment was expensed for design services completed by Montrade. The remaining payment of $458,317 and the additional payment on October 24, 2023, for Amendment 2 of $40,091 for a combined total of $498,408 are related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. The $498,408 payment is recorded as Prepaid expenses – noncurrent portion. With the two amendments added and with payments made in 2023 the Company will be required to pay up to $1,046,878. On February 26, 2024, the Company signed Amendment 3 to the manufacturing contract, for a change to a component with a cost of $27,845 and made payment in full on March 6, 2024 for this change. There were no transactions with Montrade in the second quarter of 2024 as the project has been paused temporarily and will restart in the third quarter of 2024.

On December 20, 2023 we entered into a Shareholder Agreement with Asahi Corporation to establish CQENS Electronics (Hong Kong) Limited (“CEL”), a Hong Kong company, for design, development and manufacture of our heat-not-burn device (“Device”). CQENS acquired 50% membership of CEL and holds majority of the board seats including the chair. Pursuant to the establishment of CEL, CQENS entered into an exclusive, worldwide License Agreement with CEL for designing, manufacturing a consumer device consistent with our IP. Although the activities of CEL in the first half of 2024 are minimal and are reflective of its set-up, CEL is included in our consolidated financial statements.

Going concern

For the first half of 2024, we reported a net loss of $1,890,941 and net cash used in operations of $1,022,430 compared to a net loss of $2,281,829 and net cash used in operations of $1,248,049 for the first half of 2023. At June 30, 2024, we had cash on hand of $3,379,223 and an accumulated deficit of $25,745,726. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2023, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our limited cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of operations

We did not generate any revenues from our operations in the first six months of 2024 or 2023.

Our total operating expenses for the three months ended June 30, 2024 decreased 18.3% over those reported for the same period in 2023. This is attributable to a decrease of 23.2% in general and administrative expenses and 35.4% in professional fees. Research and development expenses in the second quarter of 2024 increased 13.1% over this same period in 2023. This increase was due to increased engineering services related to product prototype configuration and development. Professional fees decreased $154,924 in the second quarter of 2024 compared to the second quarter of 2023. This decrease is attributable primarily to the options expense recorded in the second quarter of 2023 for option grants for consulting services.

For the first six months of 2024 total operating expenses decreased 17.0% over those reported in the first half of 2023. The reduction is principally attributable to the stock options expense realized in the first six months of 2023 versus 2024. The decrease in general and administrative expenses and professional fees were partially offset by increases in research and development during the first six months of 2024. Research and development expenses in the first six months of 2024 increased 14.6% over this same period in 2023. This increase was due to increased engineering and consulting services related to product prototype configuration and development.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2024, we had $3,379,223 in cash and cash equivalents and a working capital surplus of $1,842,730 compared to $350,565 in cash and cash equivalents and a working capital deficit of $921,732 at December 31, 2023. Our current liabilities increased $549,880 from December 31, 2023, reflecting a $39,953 increase in accounts payable, a $162,442 increase in accrued expenses, a $102,573 increase in our borrowing from a related party, and $250,000 increase in investor deposits offset by a slight decrease of $5,088 in the current portion of our lease liability. Our source of operating capital in the first six months of 2024 came from the cash on hand at the end of 2023; $100,000 in advances from Xten, a related party; and $4,073,000 of proceeds from the sale of our common stock. Our source of operating capital in the first six months of 2023 came from cash on hand at the end of 2022; $900,000 in advances from Xten, a common control entity; and $575,000 of proceeds from the sale of our common stock.

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

On January 15, 2023, we entered into an agreement to borrow up to $1,000,000 from our largest shareholder, Xten, on an as needed basis. Such borrowings will be for operations, interest free and due upon demand. At June 30, 2024, and as of the date of this filing, we have borrowed the full amount. On March 4, 2024, we sold 1,400 shares of our common stock for $28,000 in a private transaction. On March 25, 2024, we sold 14,250 shares of our common stock for $285,000 in a private transaction. On May 7, 2024, we sold 25,000 shares of our common stock for $500,000 in a private transaction. On May 24, 2024, we sold 50,000 shares of our common stock for $1,000,000 in private transactions. On June 27, 2024, we issued 113,000 shares of our common stock for $2,260,000 in private transactions. We did not pay a commission or finder’s fees for these transactions and are using the proceeds for working capital. We raised $3,760,000 from the private sale of our common stock during the second quarter of 2024.

As of June 30, 2024, we owe $1,000,000 to Xten. At the end of the first six months of 2023, we owed Xten $900,000.

As of the date of this report we still will need to raise $5,000,000 to $10,000,000 in additional capital during the next 12 months. There are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy. There are no assurances we will be successful in our efforts to raise additional capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Summary of cash flows

	June 30, 2024	June 30, 2023
Net cash (used) in operating activities	$(1,022,430)	$(1,248,049)
Net cash (used) in investing activities	$(124,447)	$(98,282)
Net cash provided by financing activities	$4,175,573	$1,475,000

Our cash used in operating activities decreased 16.9% in the first six months of 2024 compared to the first six months of 2023. During these time periods, we primarily used the cash to fund our net losses.

In the first half of 2024, there was a 26.6% increase in net cash used in investing activities for capitalization of our intellectual property compared the same period in 2023.

In the first half of 2024, we had net cash provided by financing activities of $4,073,000 from the sale of our common stock and $102,573 of borrowing from related parties. In the first half of 2023, we had net cash provided by financing activities of $575,000 from the sale of our common stock and $900,000 of borrowing from a related party.

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

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources during 2024 in an effort to remediate the material weaknesses in our internal control over financial reporting.

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

On May 24, 2024, we issued 50,000 shares of our common stock for 1,000,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On June 27, 2024, we issued 113,000 shares of our common stock for $2,260,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On July 8, 2024, we issued 25,000 shares of our common stock for $500,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On July 25, 2024, we issued 18,750 shares of our common stock for $375,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On August 8, 2024, the Company’s board of directors reviewed and approved agreements with 20 experienced and expert medical and scientific advisors (the “Advisors”) to provide strategic counsel and make recommendations to the directors and officers of the Corporation regarding our business and plan of operations; and provide strategic advice regarding emerging medical and pharmaceutical, business, and technology related issues and trends. As compensation for entering into the agreements, the 20 Advisors were issued 206,750 shares of our common stock valued at $4,135,000.

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

CQENS Technologies Inc.

August 15, 2024	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

August 15, 2024	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

