Form 10-Q
period 2024-09-30
CQENS Technologies Inc.
filed 2024-11-12
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 26,732,883 shares of common stock are issued and outstanding as of November 11, 2024.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “third quarter of 2024” refers to the three months ended September 30, 2024, “third quarter of 2023” refers to the three months ended September 30, 2023, “2024” refers to the year ended December 31, 2024, and “2023” refers to the year ending December 31, 2023. The information which appears on our web site at www.cqens.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CQENS Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	$3,774,365	$350,565
Prepaid expenses	211,670	43,891
Total Current Assets	3,986,035	394,456
Equipment, net	142,463	157,574
Intellectual property, net	1,286,043	1,144,024
Right-of-use asset - lease, net	38,213	79,800
Leasehold improvement, net	3,661	8,368
Prepaid expenses - noncurrent portion	526,253	498,408
TOTAL ASSETS	$5,982,668	$2,282,630
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$126,408	$104,179
Accrued expenses	353,450	248,438
Related party loan	1,016,606	904,247
Investor deposits	300,000	-
Current portion of lease liability	38,213	59,324
Total Current Liabilities	1,834,677	1,316,188
Lease liability, net of current portion	-	20,476
TOTAL LIABILITIES	1,834,677	1,336,664
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value: 10,000,000 shares authorized no shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized: 26,679,383 shares issued and outstanding at September 30, 2024 and 26,174,520 issued and outstanding at December 31, 2023	2,669	2,618
Additional paid-in capital	35,601,512	24,799,273
Non-controlling interests	(4,315)	514
Accumulated other comprehensive loss	(34)	-
Accumulated deficit	(31,451,841)	(23,856,439)
TOTAL STOCKHOLDERS’ EQUITY	4,147,991	945,966
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,982,668	$2,282,630

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating Expenses
General and administrative	$319,435	$339,595	$885,870	$1,385,503
Research and development	325,685	216,840	1,048,081	847,335
Professional fees	5,073,658	454,940	5,672,598	1,053,498
Total Operating Expenses	5,718,778	1,011,375	7,606,549	3,286,336
Total Operating Loss	(5,718,778)	(1,011,375)	(7,606,549)	(3,286,336)
Other Income (Expense)	9,522	(1,237)	6,352	(8,105)
Net Loss	(5,709,256)	(1,012,612)	(7,600,197)	(3,294,441)
Net loss attributable to non-controlling interests	(3,141)	-	(4,795)	-
Net Loss attributable to CQENS Technologies Inc	$(5,706,115)	$(1,012,612)	$(7,595,402)	$(3,294,441)

Basic and diluted loss per common share	$(0.21)	$(0.04)	$(0.29)	$(0.13)
Basic and diluted weighted average shares outstanding	26,551,519	26,133,658	26,327,603	26,093,475
Comprehensive Loss:
Change in foreign currency translation adjustments	(30)	-	(68)	-
Comprehensive Loss:	(5,706,145)	(1,012,612)	(7,595,470)	(3,294,441)
Comprehensive loss attributable to non-controlling interests	(15)	-	(34)	-
Comprehensive loss attributable to CQENS Technologies, Inc.	$(5,706,130)	$(1,012,612)	$(7,595,436)	$(3,294,441)

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, June 30, 2024	26,391,383	$2,639	$29,532,136	$(25,745,726)	$(19)	$3,789,030	$(1,159)	$3,787,871

Common stock issued for cash	61,750	7	1,234,993	-	-	1,235,000	-	$1,235,000

Common stock issued for services	226,250	23	4,524,977	-	-	4,525,000	-	$4,525,000

Stock options expense	-	-	309,406	-	-	309,406	-	$309,406

Other comprehensive loss	-	-	-	-	(15)	(15)	(15)	$(30)

Net loss	-	-	-	(5,706,115)	-	(5,706,115)	(3,141)	$(5,709,256)

Balance, September 30, 2024	26,679,383	$2,669	$35,601,512	$(31,451,841)	$(34)	$4,152,306	$(4,315)	$4,147,991

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, December 31, 2023	26,174,520	$2,618	$24,799,273	$(23,856,439)	$-	$945,452	$514	$945,966

Common stock issued for cash	265,400	27	5,307,973	-	-	5,308,000	-	$5,308,000

Common stock issued for services	239,463	24	4,789,236	-	-	4,789,260	-	$4,789,260

Stock options expense	-	-	705,030	-	-	705,030	-	$705,030

Other comprehensive loss	-	-	-	-	(34)	(34)	(34)	$(68)

Net loss	-	-	-	(7,595,402)	-	(7,595,402)	(4,795)	$(7,600,197)

Balance, September 30, 2024	26,679,383	$2,669	$35,601,512	$(31,451,841)	$(34)	$4,152,306	$(4,315)	$4,147,991

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, June 30, 2023	26,094,345	$2,609	$22,583,520	$(21,835,525)	$-	$750,604	$-	$750,604

Common stock issued for cash	67,250	7	1,344,993	-	-	1,345,000	-	$1,345,000

Stock options expense	-	-	362,581	-	-	362,581	-	$362,581

Net loss	-	-	-	(1,012,612)	-	(1,012,612)	-	$(1,012,612)

Balance, September 30, 2023	26,161,595	$2,616	$24,291,094	$(22,848,137)	$-	$1,445,573	$-	$1,445,573

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, December 31, 2022	26,065,595	$2,607	$21,261,500	$(19,553,696)	$-	$1,710,411	$-	$1,710,411

Common stock issued for cash	96,000	9	1,919,991	-	-	1,920,000	-	$1,920,000

Stock options expense	-	-	1,109,603	-	-	1,109,603	-	$1,109,603

Net loss	-	-	-	(3,294,441)	-	(3,294,441)	-	$(3,294,441)

Balance, September 30, 2023	26,161,595	$2,616	$24,291,094	$(22,848,137)	$-	$1,445,573	$-	$1,445,573

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(7,600,197)	$(3,294,441)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	91,585	74,354
Lease expense	41,587	32,083
Depreciation expense	15,111	15,111
Stock options expense	705,030	1,109,603
Common stock issued for services	4,684,260	-
Changes in operating assets and liabilities:
Prepaid expenses	(62,779)	80,462
Prepaid expenses - noncurrent portion	(27,845)	-
Accounts payable	22,229	(87,232)
Investor deposits	300,000	-
Lease liability	(41,587)	(32,083)
Accrued expenses	105,011	186,606
Net cash used in operating activities	(1,767,595)	(1,915,537)

Cash flows from investing activities
Additions to intellectual property	(228,896)	(218,919)
Net cash used in investing activities	(228,896)	(218,919)

Cash flows from financing activities
Proceeds from issuance of common stock	5,308,000	1,920,000
Borrowing from related parties	112,359	900,000
Net cash provided by financing activities	5,420,359	2,820,000

Effect of exchange rate changes on cash	(68)	-

Net change in cash and cash equivalents	3,423,800	685,544
Cash and cash equivalents, beginning of period	350,565	219,781
Cash and cash equivalents, end of period	$3,774,365	$905,325

Supplementary disclosure for noncash activities:

Common stock issued for future services	$105,000	$-

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

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

Basis of Presentation

Basis of Presentation - The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual consolidated financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of September 30, 2024, has been derived from the Company’s annual consolidated financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2023, and filed with the SEC on April 15, 2024, for a broader discussion of our business and the risks inherent in such business.

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

On March 5, 2024, we sold 1,400 shares of our common stock for $28,000 in a private transaction. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

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

On May 24, 2024, we sold 50,000 shares of our common stock for 1,000,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On June 27, 2024, we sold 113,000 shares of our common stock for $2,260,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On July 8, 2024, we sold 25,000 shares of our common stock for $500,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On July 25, 2024, we sold 18,750 shares of our common stock for $375,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On August 8, 2024 we sold 7,500 shares of our common stock for $150,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On August 12, 2024, we issued 206,750 shares of our common stock in total to 20 individuals for their consulting services. The stock was valued at $4,135,000.

On September 3, 2024, we sold 10,000 shares of our common stock for $200,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On September 18, 2024, we sold 500 shares of our common stock for $10,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On September 18, 2024, we issued 19,500 shares of our common stock in total to three individuals for their consulting services. The stock was valued at $390,000.

On February 16, 2023, we sold 7,500 shares of our common stock for $150,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On March 9, 2023, we sold 1,500 shares of our common stock for $30,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On June 15, 2023, we sold 9,750 shares of our common stock for $195,000 in private transactions. We did not pay a commission or finder’s dee and are using the proceeds for working capital.

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

On September 1, 2024, in line with the Company’s 2019 Equity Compensation Plan, 117,500 non-qualified stock options were granted to consulting engineers for services provided. These options have a 12 month vesting period and have an exercise price of $20.00 per share. Under the Black-Scholes option pricing model, the fair value of the 117,500 options is estimated at $1,426,607 on the date of grant using the following assumptions: stock price of $20.00 at the grant date, exercise price of the option of $20.00, option term of 5 years, volatility rate of 69.50%, and discount rate of 4.15%. We recognized $118,884 of the expense in the third quarter of 2024. The unrecognized portion is expected to be recognized to expense over the next four quarters.

For the nine month period ended September 30, 2024, stock option expense totaled $705,030 compared to $1,109,603 for the same period in 2023. As of September 30, 2024, the Company had 26,679,383 shares of common stock issued and outstanding.

The following table represents option activity for the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2023	1,983,574	$8.10	3.99
Exercisable - December 31, 2023	1,470,574	$7.64	2.71	$-
Granted	117,500	$20.00
Forfeited	-

Vested	1,520,574	-
Outstanding - September 30, 2024	2,101,074	$8.77	3.33
Exercisable - September 30, 2024	1,520,574	$7.62	2.03	$-

NOTE 4 – RELATED PARTY TRANSACTIONS

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises on a month-to-month basis from 5550 Nicollet, LLC, a company owned by Mr. Chong. Rent for each of the first nine months of 2024 and 2023 was $6,975. As of September 30, 2024, there was no outstanding balance due to 5550 Nicollet LLC.

During the first nine months of 2024, the Company borrowed $100,000 from Xten Capital Group, a common control entity, while during the first nine months of 2023, the Company borrowed $900,000. The loan balance on September 30, 2024, is $1,000,000. The loan is due upon demand and is non-interest bearing.

In the first nine months of 2024, Liu Mei Chong loaned CQENS Electronics (Hong Kong) Limited $12,359 to fund operations. The loan is due upon demand and is non-interest bearing. At September 30, 2024, the loan balance is $16,606.

Effective August 22, 2023, the Company entered into an Intellectual Property License Agreement with XTEN Capital Group Inc. (“XTEN”), the Company’s majority shareholder which is controlled by Alexander Chong, Chief Executive Officer and a member of the Board of Directors of the Company. Under the terms and conditions of the License Agreement, the Company has granted to XTEN a license for certain Company intellectual property (the “IP”) for the purpose of manufacturing, distributing and marketing a consumable containing cannabis (the “Alternative Market”) and distributing and marketing an exclusively conformed device consistent with the IP within the United States of America (the “Territory”). In lieu of royalties, XTEN will be required to purchase Company authorized devices and to lease and/or purchase the necessary equipment and supplies to manufacture consumables from the Company at prices to be mutually agreed upon which shall be at fair market and mutually acceptable. Furthermore, the license grants XTEN the right to sublicense the IP rights in the Territory for the Alternative Market provided the sublicensee agrees to purchase Company authorized devices and to lease and/or purchase the necessary equipment and supplies to manufacture consumables from the Company at prices to be mutually agreed upon which shall be at fair market. The term of the License Agreement is for a period of three years and automatically renews every three years, unless terminated by mutual agreement or by notice by either party of no less than six months. The License Agreement may also be terminated for cause (as defined under the License Agreement) by either party upon 30 day notice, with an opportunity to cure.

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

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of September 30, 2024. Our lease for property is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The following table presents the lease-related asset and liability recorded on the balance sheets:

September 30, 2024
Assets
Leasehold improvement, net	$3,661
Operating lease asset	$38,213

Liabilities
Current
Operating lease liabilities	$38,213

Noncurrent
Operating lease liabilities	$-

Supplemental cash flow information related to leases were as follows:

Nine Months Ended September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$41,587

The table below presents the remaining lease terms and discount rates for operating lease.

September 30, 2024
Weighted-average remaining lease term
Operating lease	0.58 years
Weighted-average discount rate
Operating lease	5.25%

Maturities of lease liabilities as of September 30, 2024, were as follows:

Operating Lease
2024 (three months remaining)	16,665
2025	22,220
Thereafter	-
Total lease payments	38,885
Less: amount of lease payments representing interest	(672)
Present value future minimum lease payments	$38,213
Less: current obligations under lease	(38,213)
Non-current obligations	$-

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

On February 26, 2024, the Company signed Amendment 3 to the manufacturing contract with Montrade, for a change to a component with a cost of $27,845. Full payment for this Amendment was made March 6, 2024. At September 30, 2024 the equipment production is nearing completion and with the finalization of the one component in the third quarter we anticipate completion of the build in early 2025.

With the three amendments added and with payments made in 2023 and 2024, the Company will be required to pay up to $1,046,878. The Prepaid Expense – Noncurrent Portion balance on September 30, 2024 is $526,253. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

NOTE 7 – SUBSEQUENT EVENTS

On October 3, 2024, we sold 12,500 shares of our common stock for $250,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On November 1, 2024, we sold 17,500 shares of our common stock for $350,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On November 1, 2024, we issued 5,500 shares of our common stock in total to two individuals for their consulting services. The stock was valued at $110,000.

On November 4, 2024, we sold 18,000 shares of our common stock for $360,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the nine months ended September 30, 2024 and 2023 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2023 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

In 2022, $130,948 of the initial payment was expensed for design services completed by Montrade. The remaining payment of $458,317 and the additional payment on October 24, 2023, for Amendment 2 of $40,091 for a combined total of $498,408 are related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. The $498,408 payment is recorded as Prepaid expenses – noncurrent portion. With the two amendments added and with payments made in 2023 the Company will be required to pay up to $1,046,878. On February 26, 2024, the Company signed Amendment 3 to the manufacturing contract, for a change to a component with a cost of $27,845 and made payment in full on March 6, 2024 for this change. There were no financial transactions with Montrade in the second and third quarters of 2024 however manufacturing restarted this quarter with an anticipation of completion in early 2025.

On December 20, 2023 we entered into a Shareholder Agreement with Asahi Corporation to establish CQENS Electronics (Hong Kong) Limited (“CEL”), a Hong Kong company, for design, development and manufacture of our heat-not-burn device (“Device”). CQENS acquired 50% membership of CEL and holds majority of the board seats including the chair. Pursuant to the establishment of CEL, CQENS entered into an exclusive, worldwide License Agreement with CEL for designing and manufacturing a consumer device consistent with our IP. Although the activities of CEL in the first nine months of 2024 are minimal and are reflective of its set-up, CEL is included in our consolidated financial statements.

Going concern

For the first nine months ended September 30, 2024, we reported a net loss of $7,600,197 and net cash used in operations of $1,767,595 compared to a net loss of $3,294,441 and net cash used in operations of $1,915,537 for the first nine months of 2023. At September 30, 2024, we had cash on hand of $3,774,365 and an accumulated deficit of $31,451,841. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2023, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our limited cash and no source of revenues which may not be sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern and pay our obligations as they become due over the next year. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of operations

We did not generate any revenues from our operations in the first nine months of 2024 or 2023.

Our total operating expenses for the three months ended September 30, 2024, increased 465.5% over those reported for the same period in 2023. This is attributable primarily to an increase of 1015.2% in professional fees and 50.2% in research and development. The issuance of our common shares in exchange for services contributed significantly to the professional fees accounting for 92.0% of the total. The increase in research and development expenses in the third quarter is due to the increase in engineering services related to product prototype configuration and development. General and administrative expenses in the third quarter of 2024 decreased 6.0% over this same period in 2023.

For the first nine months of 2024 total operating expenses increased 131.5% over those reported in the first nine months of 2023. The increase is principally attributable to the common stock issuance for services realized in the first nine months of 2024 versus 2023. The decrease in general and administrative expenses of 36.1% was partially offset by an increase in research and development of 23.7%. Professional fees increased 438.5% during the first nine months of 2024 over the first nine months of 2023.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2024, we had $3,774,365 in cash and cash equivalents and a working capital surplus of $2,151,358 compared to $350,565 in cash and cash equivalents and a working capital deficit of $921,732 at December 31, 2023. Our current liabilities increased $518,489 from December 31, 2023, reflecting a $22,229 increase in accounts payable, a $105,011 increase in accrued expenses, a $112,359 increase in our borrowing from a related party, and $300,000 increase in investor deposits offset by a decrease of $21,111 in the current portion of our lease liability. Our source of operating capital in the first nine months of 2024 came from the cash on hand at the end of 2023; $100,000 in advances from Xten, a related party; $12,359 from Mei Liu Chong, a related party and $5,308,000 of proceeds from the sale of our common stock. Our source of operating capital in the first nine months of 2023 came from cash on hand at the end of 2022; $900,000 in advances from Xten, a common control entity; and $1,920,000 of proceeds from the sale of our common stock.

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

On January 15, 2023, we entered into an agreement to borrow up to $1,000,000 from our largest shareholder, Xten, on an as needed basis. Such borrowings will be for operations, interest free and due upon demand. At September 30, 2024, and as of the date of this filing, we have borrowed the full amount. On March 5, 2024, we sold 1,400 shares of our common stock for $28,000 in a private transaction. On March 25, 2024, we sold 14,250 shares of our common stock for $285,000 in a private transaction. On May 7, 2024, we sold 25,000 shares of our common stock for $500,000 in a private transaction. On May 24, 2024, we sold 50,000 shares of our common stock for $1,000,000 in private transactions. On June 27, 2024, we issued 113,000 shares of our common stock for $2,260,000 in private transactions. On July 8, 2024, we sold 25,000 shares of our common stock for $500,000 in private transactions. On July 25, 2024, we sold 18,750 shares of our common stock for $375,000 in private transactions. On August 8, 2024 we sold 7,500 shares of our common stock for $150,000 in a private transaction. On September 3, 2024, we sold 10,000 shares of our common stock for $200,000 in a private transaction. On September 18, 2024, we sold 500 shares of our common stock for $10,000 in a private transaction.

We did not pay a commission or finder’s fees for these transactions and are using the proceeds for working capital. We raised $1,235,000 from the private sale of our common stock during the third quarter of 2024.

As of September 30, 2024, we owe $1,000,000 to Xten. At the end of the first nine months of 2023, we owed Xten $900,000.

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

Summary of cash flows

	September 30, 2024	September 30, 2023
Net cash (used) in operating activities	$(1,767,595)	$(1,915,537)
Net cash (used) in investing activities	$(228,896)	$(218,919)
Net cash provided by financing activities	$5,420,359	$2,820,000

Our cash used in operating activities decreased 7.7% in the first nine months of 2024 compared to the first nine months of 2023. During these time periods, we primarily used the cash to fund our net losses.

In the first nine months of 2024, there was a 4.6% increase in net cash used in investing activities for capitalization of our intellectual property compared the same period in 2023.

In the first nine months of 2024, we had net cash provided by financing activities of $5,420,359 with $5,308,000 from the sale of 265,400 shares of our common stock and $112,359 of borrowing from related parties. In the first nine months of 2023, we had net cash provided by financing activities of $2,820,000 with $1,920,000 from the sale of 96,000 shares of our common stock and $900,000 of borrowing from a related party.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risk factors in Part I, Item 1A in our 2023 10-K and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On March 5, 2024, we sold 1,400 shares of our common stock for $28,000 in a private transaction. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

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

On August 8, 2024, we issued 7,500 shares of our common stock for $150,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On August 12, 2024, we issued 206,750 shares of our common stock to 20 individuals for their consulting services. The stock was valued at $4,135,000.

On September 3, 2024, we issued 10,000 shares of our common stock for $200,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On September 18, 2024, we issued 500 shares of our common stock for $10,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On September 18, 2024, we issued 19,500 shares of our common stock in total to three individuals for their consulting services. The stock was valued at $390,000.

On October 3, 2024, we sold 12,500 shares of our common stock for $250,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On November 1, 2024, we sold 17,500 shares of our common stock for $350,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On November 1, 2024, we issued 5,500 shares of our common stock in total to two individuals for their consulting services. The stock was valued at $110,000.

On November 4, 2024, we sold 18,000 shares of our common stock for $360,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

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

CQENS Technologies Inc.

November 11, 2024	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

November 11, 2024	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

