Form 10-K
period 2024-12-31
CQENS Technologies Inc.
filed 2025-03-31
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 27,377,302 shares of common stock are issued and outstanding as of March 31, 2025.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refers to CQENS Technologies Inc., a Delaware corporation. In addition, “2023” refers to the year ended December 31, 2023, “2024” refers to the year ended December 31, 2024 and “2025” refers to the year ending December 31, 2025.

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

Our high-temperature non-combusting technology is supported by 61 U.S. and international patents and pending patents. Among the applications of our patented and patent-pending technology are those for Heat-not-Burn (“HnB”) devices. Independent tests performed by an accredited lab on our system’s prototypes supported the benefits of rapid heating, confirmed non-combustion, even at high temperatures, and produced better toxicology results, greater than 99% better, when compared to products requiring combustion and compared to other non-combusting technologies currently on the market.

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

We define our target market as the “international inhalation market,” a market that includes herbal, pharmaceutical, medical, recreational and lifestyle products and ingredients. Industry experts, like Nielsen, Grand View Research, Fior Markets, updated published reports in 2023 and 2024 that we have consolidated; these consolidated estimates support that this is a $1.1 trillion USD annual market. The largest category within this market is the combustible tobacco market, comprising over 90% of the total. Our near-term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

We believe our HnB technologies have applications to the international tobacco industry and the growing hemp/CBD and cannabis industries. HnBs represent the latest in tobacco and inhalable technologies, and it is likely to supplant the electronic vapor system (EVS) technologies that include e-cigarettes and electronic nicotine delivery systems. We believe HnBs, if properly designed, will avoid many of the issues that have proved troublesome for EVS’, including thermal decomposition, heating irregularities and the formation and presence of high levels of acrolein and formaldehyde. In late 2019 Philip Morris International sought to introduce its HnB product to U.S. markets. This product, which was sold in more than 40 countries before entering U.S. markets, like other HnB technologies, is a device that heats a tobacco stick, rather than burning it, and testing by an independent accredited lab supports claims that the product can potentially reduce the number of noxious chemicals found in cigarette smoke by 95%. The Philip Morris product received the approval of the U.S. FDA in 2019, via both a Pre-market Tobacco Authorization (“PMTA”) and in 2020 with a Modified Risk Tobacco Product (“MRTP”) designation to market the product in the US. However, the International Trade Commission ruled on September 29, 2021 that the Philip Morris product violated certain British American Tobacco patents and ruled that the Philip Morris product could not be imported to or sold in the US. In 2023 Phillip Morris and British American Tobacco settled their patent litigation and the product is now being introduced into the US market

Since late 2019 we have focused our efforts on commercializing our HnB technology. On September 30, 2020, we entered into an Asset Purchase Agreement with Xten Capital Group, a related company, pursuant to which we acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery. This transaction effectively terminated all prior licensing agreements and resulting with the portfolio being assigned to CQENS.

On September 30, 2020, we also entered into a second Asset Purchase Agreement with Xten pursuant to which we acquired certain assets including, but not limited to, a custom-built plume and inhalation testing machine, oscilloscope with probe, multiple pieces of laboratory and workshop equipment, computers, monitors and accessories.

On July 24, 2020, we entered into an Amended and Restated Operating Agreement (the “Operating Agreement”) of Leap Technology LLC (“Leap Technology”) with Zong Group Holdings LLC (“Zong”) and Leap Management LLC (“LM”). Under the terms of the Operating Agreement and the related Contribution Agreement dated July 24, 2020 (the “Contribution Agreement”), we acquired a 55% membership interest in Leap Technology in exchange for the contribution of an exclusive, royalty-free license (the “Leap License Agreement”) for the use in the Asia Pacific countries listed in the Contribution Agreement of certain of our intellectual property, patents pending and patents related to our heated tobacco product technology. As of the date of this report, the joint venture is still in a pre-formative stage expected to be formalized consistent with the negotiation and execution of a restated operating agreement sometime in the next 12 months, although there are no assurances that the parties will complete and execute a restated operating agreement.

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

The execution of the Joint Venture Entity Operating Agreement is subject to formalizing the definitive Joint Venture Operating Agreement and the execution of additional agreements, including a license agreement for the use of intellectual property, certain product development agreements, supply agreements and such other agreements as may be necessary to further the purpose of the JV Agreement. The parties anticipate completing all of the relevant agreements in 2025 although there are no assurances that the parties will complete and formalize these agreements.

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

In 2022, $130,948 of the initial payment was expensed for design services completed by Montrade. The remaining payment of $458,317 and the additional payment on October 24, 2023, for Amendment 2 of $40,091 for a combined total of $498,408 are related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. The $498,408 payment is recorded as Prepaid expenses – noncurrent portion. With the two amendments added and with payments made in 2023 the Company will be required to pay up to $1,046,878. On February 26, 2024, the Company signed Amendment 3 to the manufacturing contract, for a change to a component with a cost of $27,845 and made payment in full on March 6, 2024 for this change. On December 28, 2024, the Company signed Amendment 4 to the manufacturing contract, adjusting the payment terms. The Company committed to payment of up to ninety percent (90%) of the outstanding balance for the equipment build. This balance payment amounted to $813,875 and was paid in January 2025.

On December 20, 2023 we entered into a Shareholder Agreement with Asahi Corporation to establish CQENS Electronics (Hong Kong) Limited (“CEL”), a Hong Kong company, for design, development and manufacture of our heat-not-burn device. CQENS acquired 50% membership of CEL and holds majority of the board seats including the chair. Pursuant to the establishment of CEL, CQENS entered into an exclusive, worldwide License Agreement with CEL for designing, manufacturing a consumer device consistent with our IP. Although the activities of CEL in 2024 and 2023 are minimal and are reflective of its set-up and limited activity, CEL is included in our consolidated financial statements.

Intellectual Property

Our high-temperature non-combusting technology is supported by 61 U.S. and international patents and pending patents. Our low-temperature, aerosolizing technology is supported by 31 U.S. and international patents and pending patents.

Regulation

Regulatory compliance burdens, no matter how they arise, could have a material adverse impact on our product development efforts and our operations. Historically there has been a significant regulatory burden on products in our industry and the Trump administration proposed deregulation efforts may cause uncertainty as policies are put into effect. In general there is uncertainty regarding whether, in what circumstances, how and when the FDA will seek to enforce the tobacco-related provisions of the Federal Food, Drug, and Cosmetic Act (“FFDCA”) relative to HnB hardware and technology, in light of the potential for dual use with tobacco. Through amendments to the FFDCA, the Tobacco Control Act established, by statute, that the FDA has oversight over specific types of tobacco products (cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco) and granted the FDA the authority to “deem” other types of tobacco products as subject to the statutory requirements. In addition to establishing authority, defining key terminology, and setting adulteration and misbranding standards, the Tobacco Control Act established FDA’s authority over tobacco products in a number of areas such as: submission of health information to the FDA; registration with the FDA; premarket authorization requirements; good manufacturing practice requirements; tobacco product standards; notification, recall, corrections, and removals; records and reports; marketing considerations and restrictions; post-market surveillance and studies; labeling and warnings; and recordkeeping and tracking. In a final rule effective August 8, 2016 (“Deeming Rule”), the FDA deemed all products that meet the Tobacco Control Act’s definition of “tobacco product,” including components and parts but excluding accessories, to be subject to the tobacco control requirements of the FFDCA and the FDA’s implementing regulations. Accordingly, as of the Deeming Rule’s effective date, deemed tobacco products that are “new” (i.e., those that were not commercially marketed in the United States as of February 15, 2007) are subject to the premarket authorization requirements. Deemed new tobacco products that remain on the market without authorization are marketed unlawfully. Deemed new tobacco products include, among other things: products such as electronic cigarettes, vape pens, certain vaporizers and e-liquids and their components or parts (such as tanks, coils and batteries) (“ENDS”). The FDA’s interpretation of components and parts of a tobacco product includes any assembly of materials intended or reasonably expected to be used with or for the human consumption of a tobacco product. In a 2017 decision of the D.C. Circuit court, the court upheld the FDA’s authority to regulate ENDS even though they do not actually contain tobacco, and even if the products could be used with nicotine-free e-liquids. The Tobacco Control Act and FDA’s implementation of regulations require regulatory approvals before certain products may be sold and restrict the way tobacco product manufacturers, retailers, and distributors can advertise and promote tobacco products, including a prohibition against free samples or the use of vending machines, requirements for presentation of warning information, and age verification of purchasers. Newly-deemed tobacco products are also subject to the other requirements of the Tobacco Control Act, such as that they not be adulterated or misbranded. The FDA has been directed under the Tobacco Control Act to establish specific good manufacturing practice (“GMP”) regulations for tobacco products, and could do so in the future, which could have a material adverse impact on the ability of some of our suppliers to manufacture, and the cost to manufacture, certain of our products. Even in the absence of specific GMP regulations, a facility’s failure to maintain sanitary conditions or to prevent contamination of products could result in the FDA deeming the products produced there adulterated. The FDA has announced its intention to take enforcement measures related to ENDS products offered for sale after September 9, 2020, for which the manufacturers had not submitted a PMTA. Following that date, the FDA did in fact take actions against certain manufacturers of ENDS products for which a PMTA had not been submitted. Accordingly, and in light of the laws noted above, premarket authorizations will be necessary for us to distribute any HnB products we develop that meet the FDA’s definition of ENDS. Our future suppliers that are currently, or in the future become, subject to FDA regulation must timely file applications for the appropriate authorizations so that we may continue selling their products in the United States. We have no control over the content of those applications, and we have no assurances that the outcome of the FDA’s review will result in authorization of the marketing of these products. If the FDA establishes or applies review standards or processes that our suppliers are unable or unwilling to comply with, our business, results of operations, financial condition and prospects would be adversely affected. The anticipated costs to our suppliers of complying with future FDA regulations will be dependent on the rules issued by the FDA, the timing and clarity of any new rules or guidance documents accompanying these rules, the reliability and simplicity (or complexity) of the electronic systems utilized by the FDA for information and reports to be submitted, and the details required by the FDA for such information and reports with respect to each regulated product. Any failure to comply with existing or new FDA regulatory requirements could result in significant financial penalties to us or our suppliers, which could ultimately have a material adverse effect on our business, results of operations, financial condition and ability to market and sell our products. Compliance and related costs could be substantial and could significantly increase the costs of operating in the vaporization products and certain other consumption accessories markets.

In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in litigation, criminal convictions or significant financial penalties and could impair our ability to develop, market and sell our future products. At present, we are not able to predict whether the Tobacco Control Act will impact our business to a greater degree than competitors in the industry, thus affecting our competitive position.

Disruptions at the FDA and other government agencies caused by Trump administration actions or funding reductions could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent our development stage products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

President Donald Trump’s January 2025 order requiring the removal of 10 regulations, rules, or guidances for each new one issued may put administrative pressure the FDA and other federal health agencies. This could disrupt or delay the FDA from promulgating new regulations and guidance. We can provide no assurance that President Trump’s new administration will limit the current authority of FDA nor eliminate or lessen their authority to regulate our products and if so whether that will benefit us. A reduction in the number of employees at the FDA could negatively affect the development of our anticipated products. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for product modifications to reviewed and/or approved by necessary government agencies, which would adversely affect our business.

Human capital

At March 31, 2025, the Company had three employees consisting of its executive officers.

In 2024 and 2023 we engaged consultants who performed product design, product testing and corporate business development on our behalf. We compensate these individuals at various rates.

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

We reported a net consolidated loss of $10,912,576 and $4,303,550 for 2024 and 2023, respectively, and we have a working capital surplus of $1,575,975 at December 31, 2024. We do not have any revenue generating operations, do not presently expect to launch our first products until the fourth quarter of 2025 or early in 2026 and will need to raise significant capital to pay our operating expenses and satisfy our obligations as they become due, in addition to continuing to implement our business plan. If we are unable to secure the necessary capital, our ability to continue our operations will be in jeopardy.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced losses from operations, which losses have caused an accumulated deficit of $34,763,794 at December 31, 2024. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2024, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. While we have secured significant capital through private investments, we do not have continuous sources of capital or certainty of additional capital. As we work through the PMTA process, we will require substantial capital to fund this regulatory step to commercialization. We are not certain that the capital raised will sufficiently fund this activity along with our operating expenses and satisfy our obligations as they become due. There are no assurances that we will be able to raise sufficient capital to implement our business plan in order to permit us to begin generating revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We require additional capital to fund our operations and we may have difficulty raising capital, which could deprive us of necessary revenues.

We have not generated any revenues to date and, subject to the availability of sufficient capital, do not expect to launch our first products until the fourth quarter of 2025 or early in 2026, owing to our recent focus on regulatory approved products. We have raised funds through private transactions since inception that have to date covered our operating expenses. In order to support our initiatives, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements with well capitalized companies. Our ability to raise additional financing depends on many factors beyond our control, including the current volatility in the capital markets, risks associated with investing in a pre-revenue company with no assurances our products can be commercialized, the lack of a public market for our common stock and the development or prospects for development of competitive technology by others. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may never be able to effectively monetize our intellectual property assets. In that event, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

As of the date of this report, the Barker Group/Firebird Joint Venture has not been finalized. We expect to finalize the Joint Venture in 2025. There can be no assurance that we will be able to finalize the Joint Venture by then or at any point in the future. In either case, delay in or failure to complete and finalize certain details may impair our ability to realize our business prospects and strategic objectives.

Our management does not devote their full time to our company and certain of our officers and directors may have conflicts of interest.

As of the date of this report we have four full-time employees, including of our three executive officers. While our executive officers devote such time to us as they deem reasonable and necessary to discharge the business of our company, our officers have professional interests in a variety of activities other than those relevant to us. We do not have any written employment agreements with our officers. Accordingly, conflicts may arise in the allocation of time between our company and one or more of these activities. While we expect that our board of directors and management will exercise their fiduciary obligation to our company, there are no assurances any conflicts of interest which may arise will be resolved in our favor.

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

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong. Since December 2019 we have entered into month to month leases each December at an annual rental rate of $9,300. We occupied the space for all the 2024 calendar year with rent totaling $9,300. We continue to rent on this same month-to-month basis and beginning January 2025 the monthly rent is $800. We are not certain we will continue to rent this space for the entire 2025 calendar year.

Effective April 15, 2022, the Company entered into a lease agreement for research and development and product engineering space located at 8035 Soquel Drive, #41, Aptos, California. The initial term of the lease is three years from the effective date. The Company will have the right to extend the term of the lease for an additional 5-year term. The Company pays an escalating base rent over the life of the lease of initially $4,800 per month increased to $5,175 in May 2023, then $5,555 in June of 2024. The Company’s pro rata portion of property expenses and operating expenses is included in this rent.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. As of March 31, 2025, there were approximately 215 record owners of our common stock.

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

Recent sales of unregistered securities

During the period covered by this report we sold the restricted securities below under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 29, 2024, we issued 12,500 shares valued at $250,000 as a retainer pursuant to our engagement of Ango-Chinese Financial in Asia. In 2024, $215,000 of this retainer was expensed for services provided.

On March 25, 2024, we sold 14,250 shares of our common stock to a “non-U.S. Person” accredited investor for $285,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

In 2024, we sold 329,150 shares of our common stock for $6,583,000 to 35 accredited investors in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

In 2024 we issued 297,963 shares of our common stock to 31 unrelated third parties, all of whom are practicing medical professionals, as compensation for consulting services involving providing counsel and guidance related to therapeutic applications of our patents, technologies, and formulations; as well as pathways to regulatory approvals and authorizations. The stock was valued at $5,959,260.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2023 and 2024 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Going concern

For 2024, we reported a net consolidated loss of $10,912,576 and net cash used in operations of $2,592,610. At December 31, 2024, we had cash on hand of $4,596,556 and an accumulated deficit of $34,763,794. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2024 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our cash balances and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

We did not generate any revenues from our operations in 2024 or 2023. Our total operating expenses for 2024 increased 153.6% from those incurred in 2023. Professional fees increased by 465.4% in 2024 compared to 2023, due largely to business development consulting and regulatory advisory services utilized in 2024 that were not as prevalent in 2023. General and administrative expenses, which include amortization, depreciation, compensation, rent, software subscriptions, and website hosting expenses, decreased by 30.0% in 2024 compared to 2023. Non-cash compensation expense from stock options granted was higher in 2023 than 2024 which was the main reason for this decrease. Research and development expenses in 2024 for new prototype designs and development were $1,504,416 compared to $1,132,806 in 2023. The 32.8% increase is attributable to additional engineering services devoted to research and development in 2024.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2024, we had $4,596,556 in cash and cash equivalents and a working capital surplus of $1,575,975 compared to $350,565 in cash and cash equivalents and a working capital deficit of $921,732 at December 31, 2023. Our current liabilities increased $1,813,530 from December 31, 2023, reflecting an increase in our accounts payable with a $813,875 payment due for the manufacturing equipment, increase in our accrued expenses, and an increase in the related party loans. Our source of operating capital in 2024 came from the sale of 343,400 shares of our common stock raising $6,868,000 and a related party loan of $112,467, compared to the same period in 2023 where our source of capital came from the sale of 103,750 shares of our common stock raising $2,075,000 in capital and related party loans of $904,247.

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

In 2024 and 2023 we borrowed funds from Xten Capital Group, a related party, and as a result on December 31, 2024, we owed Xten $1,000,000. The loan is non-interest bearing and due upon demand. The funds are being used for working capital.

While we raised $6,868,000 from the sale of our securities during 2024, we still will need to raise $10,000,000 to $15,000,000 in additional capital during the next 12 months to achieve our goals. There are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy.

During the first quarter of 2025 we sold an aggregate of 503,750   shares of common stock to eight accredited investors for gross proceeds of $10,075,000 . Proceeds from the sales are being used for working capital.

Summary of cash flows

	December 31, 2024	December 31, 2023
Net cash (used) in operating activities	$(2,372,214)	$(2,583,282)
Net cash (used) in investing activities	$(362,182)	$(265,181)
Net cash provided by financing activities	$6,980,467	$2,979,247

Our cash used in operating activities decreased 8.2% in 2024 compared to 2023. During these time periods we used the cash primarily to fund our net losses.

In 2024 our cash used in investing activities was $362,182 from capitalization of intellectual property related to legal fees. In 2023 our cash used in investing activities was $265,181 and was comprised of $266,502 from capitalization of intellectual property related to legal fees, furniture and $1,321 investment in CEL.

Net cash provided by financing activities in 2024 consisted of $6,868,000 raised from the sales of 343,400 shares of common stock and 112,467 in borrowing from related parties. Net cash provided by financing activities in 2023 consisted of $2,075,000 from issuance of our common stock and $904,247 in borrowing from related parties.

Critical accounting policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of expenses during the reported periods. The more significant accounting estimates include estimates related to impairment of long-lived assets. We also have other key accounting policies, none of these policies are deemed to be critical accounting policies or critical estimates.

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which introduced new guidance for improving disclosures about a public entity’s reporting segments to provide, when applicable, more detailed information about a reportable segment’s expenses. This standard was effective for the Company as of January 1, 2024. The senior management team consisting of the CEO, CFO and COO collectively are identified as the Chief Operating Decision Maker (CODM). The CODM, for the Company, has determined, consistent with the guidance in ASC 280 paragraph 280-10-50-1, that CQENS Technologies and its subsidiary, CQENS Electronics (Hong Kong) Limited (“CEL”), are a single operating and reporting segment. The CODM has chosen to organize the Company around differences in products and services. CQENS and CEL are focused on research and development of our HnB technology and on production and commercialization of this same technology. As a result, there is no additional disclosures required and no impact to our financial statements at adoption.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment our management has concluded that as of December 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. In order to do so, we will need additional capital to permit us to hire employees and put the requisite controls in place. Given the uncertainties with our ability to raise working capital as discussed earlier in this report, there are no assurances we will be able to remediate the material weaknesses in our internal control over financial reporting during 2025.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Alexander Chong	60	Chairman of the Board of Directors, Chief Executive Officer
William P. Bartkowski	73	President, Chief Operating Officer and Secretary
Daniel Markes	63	Vice President, Chief Financial Officer, director

Alexander Chong. Mr. Chong has served as Chairman of the Board and Chief Executive Officer since July 2014. Mr. Chong is an experienced entrepreneur and businessman. Since founding the company in 1993, he has also served as the Chairman of Plexus International, a consulting and training organization with 14 international offices and its principal office located in Minneapolis, Minnesota. Mr. Chong has also served as Chief Executive Officer and a member of the board of directors of Xten, a Minnesota-based company with investment interests in technology and a variety of Asia-based opportunities since 2007. He has broad experience in international business and manufacturing quality. Mr. Chong also has experience serving on boards of directors of privately held companies in the role of an independent director, as well as identifying key joint venture partners and negotiating and securing international distribution agreements with large multi-national companies. In connection with the developer of the original e-cigarette, Mr. Chong oversaw U.S. patent filings and developed the first disposable e-cigarette offered for distribution and sale in the U.S. Mr. Chong received a B.S. in Chemistry from Boston University. Mr. Chong’s significant professional experience in our business sector and international business and technology were factors considered by the board of directors in concluding that he should be serving as a director of our company.

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

Director compensation

Our directors do not receive compensation for their services as directors.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;

●	our two most highly compensated named executive officers at December 31, 2024 whose annual compensation exceeded $100,000; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2024.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alexander Chong,	2024	230,265	-	-	-	-	-	-	230,265
Chief Executive Officer	2023	325,080	-	-	-	-	-	-	325,080

Daniel Markes,	2024	206,708	-	-	-	-	-	-	206,708
Chief Financial Officer	2023	135,028	-	-	-	-	-	-	135,028

William Bartkowski	2024	126,295	-	-	-	-	-	-	126,295
Chief Operating Officer	2023	87,315	-	-	-	-	-	-	87,315

How the executive’s compensation is determined

Effective with the end of the first 2022 pay period, on January 14, 2022, the board approved annual salaries for its: (1) CEO, Alexander Chong, of $325,080 per annum; (2) COO, William Bartkowski, of $125,040 per annum; and (3) CFO, Daniel Markes, of $200,040 per annum. The Company has not entered into any written employment agreements with its officers. These rates remain in effect as of the date of this report. Due to limited cash resources in 2023 and the first half of 2024, some of the executive compensation amounting to $102,738 and $189,630 respectively was deferred. In 2024 the amounts deferred in 2023 were repaid. As of the date of this report, the 2024 deferred amounts remain outstanding and payable.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2024:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Alexander	175,000	-	-	5.31	10/1/25	-	-	-	-
Chong,	300,000	-	-	12.00	10/20/26	-	-	-	-
CEO

William	25,000	-	-	5.31	10/1/25	-	-	-	-
Bartkowski	42,858	-	-	12.00	10/20/26	-	-	-	-
COO	20,000	-	-	10.00	10/21/27	-	-	-	-

Dan	25,000	-	-	5.31	10/1/25	-	-	-	-
Markes,	42,858	-	-	12.00	10/20/26	-	-	-	-
CFO	20,000	-	-	10.00	10/21/27	-	-	-	-

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-public Information

The Company does not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation to its executive officers at certain times. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material non-public information, and the Company does not time the disclosure of material non-public information for the purpose of affecting the value of equity-based compensation.

No stock options were issued to executive officers in 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plans not approved by our stockholders:	-	-	-
Plans approved by stockholders:
2014 Equity Compensation Plan	1,063,574	$10.81	-
2019 Equity Compensation Plan	787,500	$8.47	1,962,500

Equity Compensation Plan

Throughout 2024, we had two equity compensation plans, our 2014 Equity Compensation Plan (the “2014 Plan”) and our 2019 Equity Compensation Plan (the “2019 Plan”). The 2014 Equity Compensation Plan expired in 2024 thus removing the 507,864 available options from this Plan. While the number of shares of our common stock underlying outstanding grants under these plans were proportionally reduced and the exercise price was proportionally increased following the December 26, 2019 effective date of our 1:7 reverse stock split of our common stock, the total number of shares reserved for grants under the plans and the evergreen formulas were not impacted by the reverse split.

On August 19, 2014, our board of directors adopted our 2014 initially covering 10,000,000 shares of common stock. The 2019 Plan was ratified by our shareholders on August 19, 2019. The 2014 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 100,000 shares of common stock or 14,286 post reverse split. The 2014 Plan expired in August 2024, although grants issued prior to such date remain outstanding.

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

At March 31 2025, we had 27,377,302 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2025 by:

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%

Alexander Chong (1)	19,491,216	66.7%
William P. Bartkowski (2)	92,858	*
Daniel Markes (3)	399,288	1.4%
All officers and directors as a group (three persons) (1)(2)(3)	19,983,362	68.4%

* less than 1%

(1)	Includes: (i) 1,595,715 shares of our common stock held of record by Chinhak LLC; (ii) 17,420,501 shares of our common stock held of record by Xten; (iii) 175,000 shares of common stock underlying options with an exercise price of $5.31 per share; and (iv) 300,000 shares of common stock underlying options held with an exercise price of $12.00 per share. Mr. Chong has voting and dispositive control over the shares held of record by both of these entities. Excludes 428,572 shares of common stock held by Mr. Chong’s wife, of which he disclaims any beneficial ownership.

(2)	Includes (i) 25,000 shares of common stock underlying options with an exercise price of $5.31; (ii) 42,858 shares of our common stock of common stock underlying options with an exercise price of $12.00 per share; and (iii) 20,000 share of our common stock underlying options with an exercise price of $10.00 per share.

(3)	Includes (i) 168,572 shares of our common stock; (ii) 25,000 shares of common stock underlying options with an exercise price of $5.31; (iii) 42,858 shares of common stock underlying options with an exercise price of $12.00 per share; (v) 20,000 shares of common stock underlying options with an exercise price of $10,00 per share; and (vi) 142,858 shares of our common stock owned by Paula Markes, his spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscal 2023 and 2024 the Company borrowed $900,000 and $100,000, respectively, from Xten, a common control entity. During the three months ended March 31, 2025, the Company did not borrow from Xten. The loan is non-interest bearing and due upon demand. The funds are being used for working capital. From December 2023 through March 31, 2025 the Company’s subsidiary, CEL, borrowed $78,589 from Ann Liu. Ms. Liu, the Chief Operating Officer of CEL.

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for 2024 and 2023.

	2024	2023

Audit Fees	$125,660	$71,070
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$125,660	$71,070

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to the auditors with respect to 2024 were pre-approved by the entire board of directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

●	Report of MaloneBailey, LLP, Houston, TX (PCAOB ID 206);

●	Consolidated balance sheets at December 31, 2024 and 2023;

●	Consolidated statements of operations for the years ended December 31, 2024 and 2023;

●	Consolidated statements of changes in stockholders’ equity (deficit) for the years ended December 31, 2024 and 2023;

●	Consolidated statements of cash flows for the years ended December 31, 2024 and 2023, and

●	Notes to consolidated financial statements.

(b)	Exhibits.

		Incorporated by Reference			Filed or
No .	Exhibit Description	Form	Date Filed	Number	Furnished Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders+	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/11/14	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/19/16	3.5
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/18/19	3.5
3.5	Bylaws	S-1	3/29/10	3(b)
4.1	Form of Series A Common Stock Purchase Warrant	8-K	10/2/20	4.1
4.2	Form of Series B Common Stock Purchase Warrant	8-K	10/2/20	4.2
4.3	Form of Series C Common Stock Purchase Warrant	8-K	10/2/20	4.3
10.1	Intellectual Property Assignment Agreement dated August 1, 2010 between Alexander C. Chong, William P. Bartkowski and Chong Corporation	S-1	6/9/14	10(d)
10.2	2014 Equity Compensation Plan *	8-K	8/21/14	10.7
10.3	Lease extension dated December 31, 2017 with Chong Corporation	10-K	3/29/18	10.21
10.4	Asset Purchase Agreement dated December 31, 2019 by and between CQENS Technologies Inc. and Chong Corporation	8-K	1/2/20	10.1
10.5	Form of Stock Purchase Agreement	8-K	1/31/20	10.1
10.6	Commercial Month to Month Lease	10-K	4/10/20	10.29
10.7	Form of Stock Purchase Agreement	8-K	6/5/20	10.1
10.8	Form of Amended and Restated Operating Agreement dated July 24, 2020 of Leap Technology LLC by and between CQENS Technologies, Inc., Zong Group Holdings LLC and Leap Management LLP	8-K	7/29/20	10.1
10.9	Form of Contribution Agreement Via Exclusive Licensing Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLC	8-K	7/29/20	10.2
10.10	Form of Intellectual Property License Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLP	8-K	7/29/20	10.3
10.11	Asset Purchase Agreement dated September 30, 2020 by and between CQENS Technologies Inc. and Xten Capital Group, Inc. (IP)	8-K	10/2/20	10.1
10.12	Asset Purchase Agreement dated September 30, 2020 by and between CQENS Technologies Inc. and Xten Capital Group, Inc. (other assets)	8-K	10/2/20	10.2
10.13	Joint venture Agreement by and among Firebrand Manufacturing, LLC and CQENS Technology, Inc. dated August 17, 2021	8-K	8/23/21	10.1
10.14	Commercial Lease Agreement Research and Development Facilities effective April 15, 2022	10-K	4/14/22	10.20
10.15	Purchase Agreement between CQENS Technologies, Inc. and Montrade S.P.A. effective July 13, 2022+	10-Q	8/15/22	10.2
10.16	Form of Stock Option Grant	8-K	10/26/22	10.1
10.17	2019 Equity Compensation Plan,	10-K	4/14/23	10.23
10.18	Amendment No. 2 of Montrade S.P.A. effective October 18, 2023	10-Q	11/13/23	10.2

10.19	Intellectual Property License Agreement effective August 22, 2023, by and between CQENS Technologies Inc. and XTEN Capital Group Inc.+	8-K/A	11/22/23	10.1
10.20	CQENS Electronics (Hong Kong) Limited Shareholders Agreement dated December 20, 2023 between CQENS Technologies Inc. and Asahi Corporation Limited	8-K	12/21/23	10.1
10.21	Intellectual Property Agreement dated December 20, 2023 by and between CQENS Technologies Inc. and CQENS Electronics (Hong Kong) Limited	8-K	12/21/23	10.2
14.1	Code of Conduct and Ethics	10-K	4/14/15	14.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Filed

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

CQENS Technologies Inc.

March 31, 2025	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

March 31, 2025	By:	/s/ Daniel Markes
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

Name	Positions	Date

/s/ Alexander Chong	Chief Executive Officer, Chairman of the Board of	March 31, 2025
Alexander Chong	Directors, principal executive officer

/s/ William P. Bartkowski	President, Chief Operating Officer and Secretary	March 31, 2025
William P. Bartkowski

/s/ Daniel Markes	Vice President, Chief Financial Officer, director,	March 31, 2025
Daniel Markes	principal financial and accounting officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CQENS Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CQENS Technologies, Inc. and its subsidiary (collectively, the “Company”) as of December 31 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31 2024 and 2023 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 31, 2025

CQENS Technologies Inc.

Item 1. Consolidated Financial Statements

CQENS Technologies, Inc.

Consolidated Balance Sheets

	December 31
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$4,596,556	$350,565
Prepaid expenses	109,137	43,891
Total Current Assets	4,705,693	394,456
Equipment, net	-	157,574
Intellectual property, net	1,386,720	1,144,024
Right-of-use asset - lease, net	21,979	79,800
Leasehold improvement, net	2,092	8,368
Prepaid expenses - noncurrent portion	1,315,784	498,408
TOTAL ASSETS	$7,432,268	$2,282,630
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$961,887	$104,179
Accrued expenses	279,138	248,438
Related party loan	1,016,714	904,247
Investor deposits	850,000	-
Current portion of lease liability	21,979	59,324
Total Current Liabilities	3,129,718	1,316,188
Lease liability, net of current portion	-	20,476
TOTAL LIABILITIES	3,129,718	1,336,664
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 26,828,383 shares issued and outstanding at December 31, 2024 and 26,174,520 shares issued and outstanding at December 31, 2023	2,683	2,618
Additional paid-in capital	39,068,448	24,799,273
Non-controlling interests	(4,747)	514
Accumulated other comprehensive loss	(40)	-
Accumulated deficit	(34,763,794)	(23,856,439)
TOTAL STOCKHOLDERS’ EQUITY	4,302,550	945,966
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$7,432,268	$2,282,630

See accompanying notes to consolidated financial statements

CQENS Technologies, Inc.

Consolidated Statements of Operations

	Year ended December 31
	2024	2023
Operating Expenses
General and administrative	$1,194,810	$1,705,655
Research and development	1,504,416	1,132,806
Professional fees	8,229,166	1,455,379
Total Operating Expenses	10,928,392	4,293,840
Total Operating Loss	(10,928,392)	(4,293,840)
Other (Expense)	15,816	(9,710)
Net Loss	(10,912,576)	(4,303,550)
Net loss attributable to non-controlling interests	(5,221)	(807)
Net Loss attributable to CQENS Technologies Inc	$(10,907,355)	$(4,302,743)

Basic and diluted loss per common share	$(0.41)	$(0.16)
Basic and diluted weighted average shares outstanding	26,434,607	26,112,501
Comprehensive Loss:
Change in foreign currency translation adjustments	(80)	-
Comprehensive Loss:	(10,907,435)	(4,302,743)
Comprehensive loss attributable to non-controlling interests	(40)	-
Comprehensive loss attributable to CQENS Technologies, Inc.	$(10,907,395)	$(4,302,743)

See accompanying notes to consolidated financial statements

CQENS Technologies, Inc

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2024 and 2023

	Common Stock				Accumulated
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, December 31, 2022	26,065,595	$2,607	$21,261,500	$(19,553,696)	$-	$1,710,411	$-	$1,710,411

Common stock issued for cash	103,750	10	2,074,990	-	-	2,075,000	-	$2,075,000

Common stock issued for services	5,175	1	103,499	-	-	103,500	-	$103,500

Stock options expense	-	-	1,359,284	-	-	1,359,284	-	$1,359,284

Non-controlling interest	-	-	-	-	-	-	1,321	$1,321

Net loss	-	-	-	(4,302,743)	-	(4,302,743)	(807)	$(4,303,550)

Balance, December 31, 2023	26,174,520	$2,618	$24,799,273	$(23,856,439)	$-	$945,452	$514	$945,966

Common stock issued for cash	343,400	34	6,867,966	-	-	6,868,000	-	$6,868,000

Common stock issued for services	310,463	31	6,209,229	-	-	6,209,260	-	$6,209,260

Stock options expense	-	-	1,191,980	-	-	1,191,980	-	$1,191,980

Other comprehensive loss	-	-	-	-	(40)	(40)	(40)	$(80)

Net loss	-	-	-	(10,907,355)	-	(10,907,355)	(5,221)	$(10,912,576)

Balance, December 31, 2024	26,828,383	$2,683	$39,068,448	$(34,763,794)	$(40)	$4,307,297	$(4,747)	$4,302,550

See accompanying notes to consolidated financial statements

CQENS Technologies Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	2024	2023

Cash flows from operating activities
Net loss	$(10,912,576)	$(4,303,550)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	125,762	102,577
Lease expense	62,153	55,476
Depreciation expense	157,574	20,148
Stock options expense	1,191,980	1,359,284
Common stock issued for services	6,204,260	103,500
Changes in operating assets and liabilities:
Prepaid expenses	(60,246)	138,822
Prepaid expenses - noncurrent portion	(27,845)	(40,091)
Accounts payable	68,177	(118,360)
Investor deposits	850,000	-
Lease liability	(62,153)	(55,476)
Accrued expenses	30,700	154,388
Net cash used in operating activities	(2,372,214)	(2,583,282)

Cash flows from investing activities
Additions to intellectual property	(362,182)	(266,502)
Investment in CQENS Electronics (Hong Kong) Ltd.	-	1,321
Net cash used in investing activities	(362,182)	(265,181)

Cash flows from financing activities
Proceeds from issuance of common stock	6,868,000	2,075,000
Borrowing from related parties	112,467	904,247
Net cash provided by financing activities	6,980,467	2,979,247

Effect of exchange rate changes on cash	(80)	-

Net change in cash and cash equivalents	4,245,991	130,784
Cash and cash equivalents, beginning of period	350,565	219,781
Cash and cash equivalents, end of period	$4,596,556	$350,565

Supplementary disclosure for noncash activities:

Common stock issued for future services	$5,000	$-

See accompanying notes to consolidated financial statements

CQENS Technologies, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

On August 19, 2014, the board of directors of the Company and the holders of a majority of its issued and outstanding common stock approved a Certificate of Amendment to our Amended and Restated Certificate of Incorporation changing the name of our company to VapAria Corporation. The name change was effective on August 19, 2014. Our Board determined it was in our best interests to change our corporate name to better reflect our business and operations following our recent acquisition of VapAria Solutions.

On December 26, 2019, our Board determined it was in our best interest to change our corporate name to better reflect our business and operations and so the Company name was changed from VapAria Corporation to CQENS Technologies Inc. Our board of directors and the Majority Stockholders have approved the Name Change to more accurately reflect the current direction of our company and to eliminate potential market confusion as our business focus is not in the area of unregulated vaping. Further, the board determined it would be in our best interests to dissolve the subsidiary entity, VapAria Solutions which had no activity or operations since July 31, 2014 when the April 11, 2014 Share Exchange Agreement and Plan of Reorganization’s conditions of close were satisfied. The dissolution of the subsidiary was effective December 30, 2019.

On December 20, 2023, we acquired 50% membership in CQENS Electronics (Hong Kong) Limited (“CEL”) along with Asahi Corporation for the design, development and manufacturing of our heat-not-burn device. CQENS holds a majority of the board seats including nomination of the chair. Pursuant to the establishment of CEL, CQENS entered into an exclusive, worldwide License Agreement with CEL for designing, developing and manufacturing a consumer device consistent with our IP. Although the activities of CEL in 2023 are minimal and are reflective primarily of its set-up, CEL is included in our consolidated financial statements.

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

The executive officers hired by the Company in the third quarter of 2020 are the employees at December 31, 2024. In September 2024 we hired a Project Manager to assist in the PMTA process. Effective December 23, 2021 the Board of Directors approved annual salary increases for its: CEO, Alexander Chong, COO, William Bartkowski and CFO, Daniel Markes, resulting in a new annual combined base of $650,160 per annum compared to $270,000 per annum previously. The annual combined base salary remains the same for 2024. To date the Company has not entered into any written employment agreements with the officers. The rates remain unchanged today.

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

Cash equivalents – All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2024 there were no cash equivalents.

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

If we believe our assets to be impaired, the impairment we will recognize will be the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write-down will be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the useful lives of the assets. If a change were to occur in any of the above-mentioned factors or estimates, our reported results could materially change. There was no impairment at December 31, 2024 and December 31, 2023.

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

Intellectual Property - Intellectual property assets primarily represent rights through patent assignments and are generally amortized on a straight-line basis over periods of benefit, ranging up to 17 years. For the fiscal year ended December 31, 2024, the Company amortized $119,486 compared to $96,301 in the previous year, related to the value of its patent portfolio, some of which was acquired in 2013, 2016, 2019 and 2020 from an affiliate (see Note 5).

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which introduced new guidance for improving disclosures about a public entity’s reporting segments to provide, when applicable, more detailed information about a reportable segment’s expenses. This standard was effective for the Company as of January 1, 2024. The senior management team consisting of the CEO, CFO and COO collectively are identified as the Chief Operating Decision Maker (CODM). The CODM, for the Company, has determined, consistent with the guidance in ASC 280 paragraph 280-10-50-1, that CQENS Technologies and its subsidiary, CQENS Electronics (Hong Kong) Limited (“CEL”), are a single operating and reporting segment. The CODM has chosen to organize the Company around differences in products and services. CQENS and CEL are focused on research and development of our HnB technology and on production and commercialization of this same technology. As a result, there is no additional disclosures required and no impact to our financial statements at adoption.

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

NOTE 4 – INCOME TAXES

We did not provide current of deferred U.S. federal income tax provision or benefit for any of the periods presented because we reported no activity the first two years and have experienced losses since 2019. Under ACS 740: Income Taxes”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The 2017 Tax Cuts and Jobs Act reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The component of the Company’s deferred tax asset as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Net operating loss carryforward	$498,557	$374,471
Valuation allowance	$(498,557)	$(374,471)
Net deferred asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2024 or 2023.

The Company’s cumulative net operating loss carryforward as of December 31, 2024 amounted to $2,374,083 of which $50,052 represents net operating losses prior to 2017 and will expire between December 31, 2033 and December 31, 2038. The years going back to 2021 remain open for examination by relevant tax authorities.

NOTE 5 – STOCKHOLDERS’ EQUITY

At December 31, 2024, we have investments of $850,000 from three individuals or entities for 42,500 shares of our common stock in private transactions. We did not pay a commission or finder’s fee and will be using the proceeds for working capital. Issuance of the shares were pending as of December 31, 2024.

On January 29, 2024, we issued 12,500 shares valued at $250,000 as a retainer pursuant to our engagement of Ango-Chinese Financial in Asia. In 2024, $215,000 of this retainer was expensed for services provided.

On March 25, 2024, we sold 14,250 shares of our common stock to a “non-U.S. Person” accredited investor for $285,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

In 2024, we sold 329,150 shares of our common stock for $6,583,000 to 35 accredited investors in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

In 2024 we issued 297,963 shares of our common stock to unrelated third parties, all of whom are practicing medical professionals, as compensation for consulting services involving providing counsel and guidance related to therapeutic applications of our patents, technologies, and formulations; as well as pathways to regulatory approvals and authorizations. The stock was valued at $5,959,260.

In 2023, we sold 69,750 shares of our common stock to “non-U.S. Persons” accredited investors for $1,395,000 in private transactions. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

In 2023, we sold 34,000 shares of our common stock for $680,000 to accredited investors in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

On November 27, 2023, we entered into a consulting engagement memorandum with an unrelated third party for the consultant’s guidance and expertise in identifying business opportunities for our technology. As compensation for the services, we issued this individual 5,175 shares of our common stock valued at $103,500.

As of December 31, 2024, the Company had 26,828,383 shares of common stock issued and outstanding.

Preferred Stock

There are no shares of Series A Preferred issued and outstanding in 2024 or 2023.

Stock Options

On September 1, 2024, we granted 117,500 options under the Company’s 2019 Equity Compensation Plan to seven consulting engineers. The options granted have a twelve-month vesting period and when fully vested will allow the consultants to purchase 117,500 common shares of the Company at an exercise price of $20.00 per share. The fair market value of the options at the grant date using the Black Sholes option pricing model was determined to be $1,426,607 with: 1) a current stock price per share of $20.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 155.41%; and 4) the risk-free rate of return of 4.15%.

On December 31, 2024 the non-qualified stock options that were granted to management on December 31, 2019 expired without exercise. The result is a reduction of 250,000 to the outstanding and exercisable options.

On December 31, 2024, the Company’s 2014 Equity Compensation Plan expired. The result is a reduction of 507,864 in the available options in this 2014 Plan.

In 2023 we did not grant stock options.

On December 21, 2023, the non-qualified stock options that were granted to management on December 21, 2018, expired without exercise. The result is a reduction of 428,574 to the outstanding and exercisable options.

On October 21, 2022, the Company granted stock options under the Company’s 2014 Equity Compensation Plan to individuals who are considered related parties, in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non-U.S. persons. The various grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives. Each of these individuals in this one grant group was granted 5,000 or 10,000 or 20,000 shares at $10.00 per share. 20% of the shares (1,000 or 2,000 or 4,000 respectively) were exercisable immediately, with the balance vesting over the next 4 years in equal instalments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $2,858,263 of which $562,838 was expensed in 2024. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 85.48%; and 4) the risk-free rate of return of 4.45%. The exercise period of the immediately exercisable options terminates October 21, 2027.

Each of the individuals in this second grant group was granted 5,000 shares at $10.00 per share. 20% of the shares or 1,000 are exercisable in 2 years from the grant date, with the balance vesting over the next 4 years in equal instalments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $190,888 of which $51,586 was expensed in 2024. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 7 years; 3) computed volatility of 82.27%; and 4) the risk-free rate of return of 4.36%. The exercise period of the first exercisable options terminates October 21, 2029.

On February 15, 2021, we granted 400,000 options under the Company’s 2019 Equity Compensation Plan to two consulting engineers involved in our research and development. Each of the consultants was granted options to purchase 200,000 shares at $7.00 per share. 100,000 of the grants are exercisable immediately, with the balance vesting over the next four years in equal installments and subject to certain terms and conditions, including continuing in their consulting roles through the vesting periods. The fair market value of the options at the grant date was determined to be $2,798,086 of which $102,020 was expensed in 2024. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $7.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 303.59%; and 4) the risk-free rate of return of 0.27%. The exercise period of the immediately exercisable options terminates on February 15, 2026.

As of December 31, 2024, the Company has outstanding and exercisable 1,851,074 options at a weighted average exercise price of $9.82 and a weighted average remaining term of 3.49 years and an intrinsic value of zero.

The following table represents option activity for 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2023	1,983,574	$8.10	3.99
Exercisable - December 31, 2023	1,470,574	$7.64	2.71	$-
Granted	117,500	$20.00
Forfeited	250,000	$1.00

Vested	1,357,574	-
Outstanding – December 31, 2024	1,851,074	$9.82	3.49
Exercisable – December 31, 2024	1,357,574	$8.99	2.5	$-

Warrants

On September 30, 2020, the Company entered into an Asset Purchase Agreement with Xten, a common control entity, pursuant to which it acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery.

As consideration for the acquisition, the Company issued to Xten, common stock purchase warrants exercisable for an aggregate of 21,000,000 shares of its common stock at an exercise price of $5.31 per share (the “Warrants”), including (i) a Series A Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2023 and expiring on September 30, 2026, (ii) a Series B Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2026 and expiring on September 30, 2029, and (iii) a Series C Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2029 and expiring on September 30, 2032. The Company has the right to accelerate or extend the exercise period of each series of Warrants in its discretion. In addition, the exercise period of each series of Warrants automatically accelerates in the event of a “change of control” (as defined in the Warrants) prior to such series of Warrants becoming exercisable by its respective terms. The IP Asset Purchase Agreement contained customary indemnification provisions. The warrants are valued at $191,594 based on the carrying value of the assets acquired.

NOTE 6 – RELATED PARTY TRANSACTIONS

In December 2024, the Company entered into an agreement with Plexus Corporation, a common control entity, whereby Plexus will provide Consultation and Support Services to CQENS as it relates to Quality Management Systems Development (QMS) and CQENS’s Product development, regulatory compliance and commercialization. In 2024, the fees and reimbursable expenses totaled $20,125.

In 2024 and 2023 the Company utilized Plexus Corporation a common control entity to provide accounting support. Total costs were $1,525 and $1,263 respectively.

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong. Annual rent was $9,300 for each of the years ended December 31, 2024 and 2023. In December 2024 we entered into a new month-to-month lease that began January 1, 2025, with a monthly rental rate of $800. As of December 31, 2024, there is no outstanding balance due to 5550 Nicollet LLC.

On January 15, 2023, the Company entered into an agreement to borrow up to $1,000,000 from its largest shareholder, Xten Capital Group, a common control entity, on an as needed basis. Such borrowings will be for operations, interest free and due upon demand. During 2024 the Company borrowed $100,000 while in 2023, the Company borrowed $900,000 from Xten. The loan balance due to Xten at December 31, 2024 is $1,000,000.

CQENS Electronics (Hong Kong) Limited (“CEL”), a subsidiary of CQENS, borrowed, from Liu Mei Chong, $12,467 in 2024 while in 2023, CEL borrowed $4,247. The loan is for operations, is interest free and due upon demand. The loan balance due to Liu Mei Chong at December 31, 2024 is $16,714.

On October 21, 2022, the Company granted stock options under the Company’s 2014 Equity Compensation Plan to individuals who are considered related parties, in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non U.S. persons. The grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives, including but not limited to our plans to begin commercializing our technology internationally in mid-2023. Each of these individuals was granted 5,000 or 10,000 or 20,000 shares at $10.00 per share. 20% of the shares (1,000 or 2,000 or 4,000 respectively) were exercisable immediately, with the balance vesting over the next 4 years in equal installments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $2,858,263 of which $562,838 was expensed in 2024. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 85.48%; and 4) the risk-free rate of return of 4.45%. The exercise period of the immediately exercisable options terminates October 21, 2027.

On October 21, 2022, the Company granted stock options under the Company’s 2014 Equity Compensation Plan to individuals who are considered related parties, in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non U.S. persons. The grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives, including but not limited to our plans to begin commercializing our technology internationally in mid-2023. Each of these individuals was granted 5,000 shares at $10.00 per share. 20% of the shares or 1,000 are exercisable in 2 years from the grant date, with the balance vesting over the next 4 years in equal instalments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $190,888 of which $51,586 was expensed in 2024. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 7 years; 3) computed volatility of 82.27%; and 4) the risk-free rate of return of 4.36%. The exercise period of the first exercisable options terminates October 21, 2029.

See other related party transactions in Note 8 – Commitment and Contingencies

NOTE 7 – LEASES

In March 2022 we entered into a three-year lease agreement commencing April 15, 2022 through April 30, 2025 at an initial annual rate of $57,400 paid in monthly instalments of $4,800. We have an option to extend for an additional five-year period. Annual increases are tied to the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers for San Francisco-Oakland-San Jose area.

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the expedients permitted under the transition guidance that retained lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2024 or 2023. Our lease for the property is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

December 31, 2024
Assets
Leasehold improvement, net	$2,092
Operating lease asset	$21,979

Liabilities
Current
Operating lease liabilities	$21,979

Noncurrent
Operating lease liabilities	$-

Supplemental cash flow information related to leases were as follows:

Twelve Months Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$62,153

The table below present the remaining lease terms and discount rates for operating lease.

December 31, 2024
Weighted-average remaining lease term
Operating lease	0.33 years
Weighted-average discount rate
Operating lease	5.25%

Maturities of lease liabilities as of December 31, 2024, were as follows:

Operating Lease
2025	22,220
Thereafter	-

Total lease payments	$22,220
Less: amount of lease payments representing interest	(241)
Present value future minimum lease payments	$21,979
Less: current obligations under lease	(21,979)
Non-current obligations	$-

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

On February 23, 2023, the Company made a payment of $138,386 for completion of the design phase. On March 29, 2023, the Company signed Amendment 1 to the manufacturing contract for additional design work and paid $12,465 of the additional $36,809 cost. Amendment 1 was for design work so $12,564 was expensed. On October 18, 2023, the Company signed Amendment 2 to the manufacturing contract to modify certain components and paid $40,091 of the $114,546 cost.

In 2022, $130,948 of the initial payment was expensed for design services completed by Montrade. The remaining payment of $458,317 and the additional payment on October 24, 2023, for Amendment 2 of $40,091 for a combined total of $498,408 are related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. The $498,408 payment is recorded as Prepaid expenses – noncurrent portion. With the two amendments added and with payments made in 2023 the Company will be required to pay up to $1,046,878. On February 26, 2024, the Company signed Amendment 3 to the manufacturing contract, for a change to a component with a cost of $27,845 and made payment in full on March 6, 2024 for this change. In December 2024 the Company entered into Amendment 4 to the manufacturing contract amending the payment terms. In this Amendment, the Company agreed to pay an amount that when added to the payments already made would equal 90% of the equipment build portion of the contract. This amount is $813,875 and was paid in January 2025. Following this January 2025 payment, 90% of the build cost for the manufacturing equipment has been made in line with Amendment 4. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products

NOTE 10 – SUBSEQUENT EVENTS

In January 2025, the Company paid Montrade $813,875 in accordance with Amendment 4 to the manufacturing contract. In January 2025, the Company signed Amendment 5 to the manufacturing contract finalizing the remaining component with completion of the equipment build slated for July 2025.

In the first quarter of 2025 we sold 503,750 shares of our common stock for $10,075,000 in private transactions to seven individuals or entities. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

In the first quarter of 2025 we issued 45,169 shares of our common stock to eight individuals or entities for their consulting services. The stock was valued at $903,380.

On February 14, 2025, we received an investment of $100,000 for 5,000 shares of our common stock in a private transaction. We did not pay a commission or finder’s fee and will be using the proceeds for working capital. Issuance of these shares is pending as of the date of this report.

