Form 10-Q
period 2025-03-31
CQENS Technologies Inc.
filed 2025-05-13
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 27,382,302 shares of common stock are issued and outstanding as of May 13, 2025.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, Part 1. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed on March 31, 2025 (the “2024 10-K”) and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “first quarter of 2025” refers to the three months ended March 31, 2025, “first quarter of 2024” refers to the three months ended March 31, 2024, “2025” refers to the year ended December 31, 2025, and “2024” refers to the year ended December 31, 2024. The information which appears on our web site at www.cqens.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CQENS Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash and cash equivalents	$11,847,746	$4,596,556
Prepaid expenses	100,047	109,137
Total Current Assets	11,947,793	4,705,693
Intellectual property, net	1,499,057	1,386,720
Right-of-use asset - lease, net	5,530	21,979
Leasehold improvement, net	523	2,092
Prepaid expenses - noncurrent portion	1,395,836	1,315,784
TOTAL ASSETS	$14,848,739	$7,432,268
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$187,893	$961,887
Accrued expenses	230,775	279,138
Related party loan	1,077,326	1,016,714
Investor deposits	100,000	850,000
Current portion of lease liability	5,530	21,979
Total Current Liabilities	1,601,524	3,129,718
TOTAL LIABILITIES	1,601,524	3,129,718
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 27,377,302 shares issued and outstanding at March 31, 2025 and 26,828,383 shares issued and outstanding at December 31, 2024	2,738	2,683
Additional paid-in capital	50,506,793	39,068,448
Non-controlling interests	(19,351)	(4,747)
Accumulated other comprehensive loss	(19)	(40)
Accumulated deficit	(37,242,946)	(34,763,794)
TOTAL STOCKHOLDERS’ EQUITY	13,247,215	4,302,550
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$14,848,739	$7,432,268

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2025	2024
Operating Expenses
General and administrative	$337,992	$288,829
Research and development	318,743	390,432
Professional fees	1,915,383	316,657
Total Operating Expenses	2,572,118	995,918
Total Operating Loss	(2,572,118)	(995,918)
Other Income	78,341	153
Net Loss	(2,493,777)	(995,765)
Net loss attributable to non-controlling interests	(14,625)	(1,132)
Net Loss attributable to CQENS Technologies, Inc	$(2,479,152)	$(994,633)

Basic and diluted loss per common share	$(0.09)	$(0.04)
Basic and diluted weighted average shares outstanding	27,060,695	26,184,670
Comprehensive Loss:
Change in foreign currency translation adjustments	42	(34)
Comprehensive Loss:	(2,493,735)	(995,799)
Comprehensive loss attributable to non-controlling interests	(14,604)	(1,149)
Comprehensive loss attributable to CQENS Technologies, Inc.	$(2,479,131)	$(994,650)

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Common Stock				Accumulated
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Loss	Total	Non- controlling Interest	Total
Balance, December 31, 2024	26,828,383	$2,683	$39,068,448	$(34,763,794)	$(40)	$4,307,297	$(4,747)	$4,302,550

Common stock issued for cash	503,750	50	10,074,950	-	-	10,075,000	-	$10,075,000

Common stock issued for services	45,169	5	903,375	-	-	903,380	-	$903,380

Stock options expense	-	-	460,020	-	-	460,020	-	$460,020

Other comprehensive income	-	-	-	-	21	21	21	$42

Net consolidated loss	-	-	-	(2,479,152)	-	(2,479,152)	(14,625)	$(2,493,777)

Balance March 31, 2025	27,377,302	$2,738	$50,506,793	$(37,242,946)	$(19)	$13,266,566	$(19,351)	$13,247,215

	Common Stock				Accumulated
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Loss	Total	Non- controlling Interest	Total
Balance, December 31, 2023	26,174,520	$2,618	$24,799,273	$(23,856,439)	$-	$945,452	$514	$945,966

Common stock issued for cash	15,650	1	312,999	-	-	313,000	-	$313,000

Common stock issued for services	12,500	1	249,999	-	-	250,000	-	$250,000

Stock options expense	-	-	205,102	-	-	205,102		$205,102

Other comprehensive loss	-	-	-	-	(17)	(17)	(17)	$(34)

Net consolidated loss	-	-	-	(994,633)	-	(994,633)	(1,132)	$(995,765)

Balance, March 31, 2024	26,202,670	$2,620	$25,567,373	$(24,851,072)	$(17)	$718,904	$(635)	$718,269

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities
Net loss	$(2,493,777)	$(995,765)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	36,741	29,137
Lease expense	16,449	14,541
Depreciation expense	-	5,037
Stock options expense	460,020	205,102
Common stock issued for services	903,380	250,000
Changes in operating assets and liabilities:
Prepaid expenses	9,090	(292,305)
Prepaid expenses - noncurrent portion	(869,584)	(27,845)
Accounts payable	15,537	103,791
Investor deposits	100,000	250,000
Lease liability	(16,449)	(14,541)
Accrued expenses	(48,363)	122,401
Net cash used in operating activities	(1,886,956)	(350,447)

Cash flows from investing activities
Additions to intellectual property	(147,508)	(64,504)
Net cash used in investing activities	(147,508)	(64,504)

Cash flows from financing activities
Proceeds from issuance of common stock	9,225,000	313,000
Borrowing from related parties	60,612	102,037
Net cash provided by financing activities	9,285,612	415,037

Effect of exchange rate changes on cash	42	(34)

Net change in cash and cash equivalents	7,251,190	52
Cash and cash equivalents, beginning of period	4,596,556	350,565
Cash and cash equivalents, end of period	$11,847,746	$350,617

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

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

On December 20, 2023 we entered into a Shareholder Agreement with Asahi Corporation to establish CQENS Electronics (Hong Kong) Limited (“CEL”), a Hong Kong company, for design, development and manufacture of our heat-not-burn device (“Device”). CQENS acquired 50% membership of CEL and holds majority of the board seats including the chair. Pursuant to the establishment of CEL, CQENS entered into an exclusive, worldwide License Agreement with CEL for designing and manufacturing a consumer device consistent with our IP. CEL activities are included in our unaudited consolidated financial statements.

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

Basis of Presentation

Basis of Presentation - The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual consolidated financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of March 31, 2025, has been derived from the Company’s annual consolidated financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2024, and filed with the SEC on March 31, 2025, for a broader discussion of our business and the risks inherent in such business.

Segment Information – In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which introduced new guidance for improving disclosures about a public entity’s reporting segments to provide, when applicable, more detailed information about a reportable segment’s expenses. This standard was effective for the Company as of January 1, 2024. The senior management team consisting of the CEO, CFO and COO collectively are identified as the Chief Operating Decision Maker (CODM). The CODM, for the Company, has determined, consistent with the guidance in ASC 280 paragraph 280-10-50-1, that CQENS Technologies and its subsidiary, CQENS Electronics (Hong Kong) Limited (“CEL”), are a single operating and reporting segment. The CODM has chosen to organize the Company around differences in products and services. CQENS and CEL are focused on research and development of our HnB technology and on production and commercialization of this same technology. As a result, there are no additional disclosures required and no impact to our financial statements at adoption.

CQENS and its subsidiary CEL are organized currently with a singular focus on research and development of our HnB technology and on production and commercialization of this same technology. During the first quarter of 2025 no additional disclosures are required and there is no impact to our financial statements for this reporting period.

Recent Accounting Pronouncements – On November 4, 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03 which issues new guidance requiring disclosure of the disaggregation of income statement expenses (DISE) by public business entities (PBE’s) and is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods after December 15, 2027.

Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, with cash resources expected to be substantially depleted over the next 12 months, with renewed research and development efforts and with no source of revenue sufficient to cover its operations costs over the next 12 months, these may not allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

In the first quarter of 2025, we sold 503,750 shares of our common stock for $10,075,000 in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

In the first quarter of 2025, we issued 45,169 shares of our common stock to unrelated third parties as compensation for their consulting services. The stock was valued at $903,380.

In the first quarter of 2024, we issued 15,650 shares of our common stock for $313,000 in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

In the first quarter of 2024, we issued 12,500 shares valued at $250,000 as a retainer pursuant to our engagement of Anglo-Chinese Financial as our investment banker.

In the first quarter of 2025 stock option expenses amounted to $460,019 compared to $205,102 for the same period in 2024.

As of March 31, 2025, the Company had 27,377,302 shares of common stock issued and outstanding.

The following table represents option activity for the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2024	1,851,074	$9.82	3.49
Exercisable - December 31, 2024	1,357,574	$8.99	2.50	$-
Granted	-
Forfeited	-
Vested		-
Outstanding - March 31, 2025	1,851,074	$9.82	3.25
Exercisable - March 31, 2025	1,407,574	$8.92	2.35	$-

NOTE 4 – RELATED PARTY TRANSACTIONS

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises on a month-to-month basis from 5550 Nicollet LLC, a company owned by Mr. Chong. Rent for the first quarter of 2025 was $2,400 and rent was $2,325 in the first quarter of 2024. As of March 31, 2025, there was no outstanding balance.

In the first quarter of 2025, the Company did not borrow money from Xten Capital Group, a common control entity, while in the first quarter of 2024, the Company borrowed $100,000. The balance of the loan on March 31, 2025 is $1,000,000. The loan is due upon demand and is non-interest bearing.

In the first quarter of 2025, Liu Mei Chong loaned CQENS Electronics (Hong Kong) Limited (CEL) $60,612 to fund operations. In the first quarter of 2024 she loaned CEL $2,037 to fund operations. At March 31, 2025, the loan balance is $77,326. The loan is due upon demand and is non-interest bearing.

In the first three months of 2025 we secured the services of Plexus International, a common control entity, to provide consulting services to assist in creating and implementing our Quality Management System (QMS). The fees and expenses incurred for the QMS consulting services in the first quarter of 2025 were $38,600.

NOTE 5 – LEASES

In March 2022 we entered into a three-year lease agreement commencing April 15, 2022 through April 30, 2025 at an initial annual rate of $57,400 paid in monthly instalments of $4,800. We have an option to extend it for an additional five-year period. Annual increases are tied to the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers for San Francisco-Oakland-San Jose area.

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the expedients permitted under the transition guidance that retained lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of March 31, 2025. Our lease for property is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The following table presents the lease-related asset and liability recorded on the balance sheets:

March 31, 2025
Assets
Leasehold improvement, net	$523
Operating lease asset	$5,530

Liabilities
Current
Operating lease liabilities	$5,530

Noncurrent
Operating lease liabilities	$-

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,449

The table below presents the remaining lease terms and discount rates for operating lease:

March 31, 2025
Weighted-average remaining lease term
Operating lease	0.08 years
Weighted-average discount rate
Operating lease	5.25%

Maturities of lease liabilities as of March 31, 2025, were as follows:

Operating Lease
2025 (1 month remaining)	5,555
Thereafter	-
Total lease payments	5,555
Less: amount of lease payments representing interest	(25)
Present value future minimum lease payments	$-
Less: current obligations under lease	(5,530)
Non-current obligations	$-

NOTE 6 - PREPAID EXPENSE – NON-CURRENT PORTION

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

In 2022, $130,948 of the initial payment was expensed for design services completed by Montrade. The remaining payment of $458,317 and the additional payment on October 24, 2023, for Amendment 2 of $40,091 for a combined total of $498,408 are related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. The $498,408 payment is recorded as Prepaid expenses – noncurrent portion. With the two amendments added and with payments made in 2023 the Company will be required to pay up to $1,046,878. On February 26, 2024, the Company signed Amendment 3 to the manufacturing contract, for a change to a component with a cost of $27,845 and made payment in full on March 6, 2024 for this change. In December 2024 the Company entered into Amendment 4 to the manufacturing contract amending the payment terms. In this Amendment, the Company agreed to pay an amount that when added to the payments already made would equal 90% of the equipment build portion of the contract. This amount is $813,875 and was paid in January 2025. Following this January 2025 payment, 90% of the build-cost for the manufacturing equipment has been made in line with Amendment 4. On February 14, 2025, we signed Amendment 5 to the agreement for the modification to one component of the machine. The cost for this modification is $160,106 of which half was paid on or about the time of signing, in line with the Amendment. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

NOTE 7 – SUBSEQUENT EVENTS

CQENS negotiated a two-year extension to its 3-year lease. The lease will commence May 1, 2025, and will extend through April 30, 2027 at an initial annual rate of $70,785 paid in monthly instalments. The May 2025 installment is $5,555 with each of the next 11 months installment of $5,930. Annual increases are tied to the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers for San Francisco-Oakland-San Jose area.

On May 2, 2025, we sold 5,000 shares of our common stock for $100,000 in a private transaction. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2025 and 2024 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2024 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

We define our target market as the “international inhalation market,” a market that includes herbal, pharmaceutical, medical, recreational and lifestyle products and ingredients. Industry experts, like Nielsen, Grand View Research, Fior Markets, updated published reports in 2024 and 2025 that we have consolidated; these consolidated estimates support that this is a $1.1 trillion USD annual market. The largest category within this market is the combustible tobacco market, comprising over 90% of the total. Our near-term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

We believe our HnB technologies have applications to the international tobacco industry and the growing hemp/CBD and cannabis industries. HnBs represent the latest in tobacco and inhalable technologies, and it is likely to supplant the electronic vapor system (EVS) technologies that include e-cigarettes and electronic nicotine delivery systems. We believe HnBs, when properly designed, will avoid many of the issues that have proved troublesome for EVS’, including thermal decomposition, heating irregularities and the formation and presence of high levels of acrolein and formaldehyde. In late 2019 Philip Morris International sought to introduce its HnB product to U.S. markets. This product, which was sold in more than 40 countries before entering U.S. markets, like other HnB technologies, is a device that heats a tobacco stick, rather than burning it, and testing by an independent accredited lab supports claims that the product can potentially reduce the number of noxious chemicals found in cigarette smoke by 95%. The Philip Morris product received the approval of the U.S. FDA in 2019, via both a Pre-market Tobacco Authorization (“PMTA”) and in 2020 with a Modified Risk Tobacco Product (“MRTP”) designation to market the product in the U.S.. However, the International Trade Commission ruled on September 29, 2021 that the Philip Morris product violated certain British American Tobacco patents and ruled that the Philip Morris product could not be imported to or sold in the U.S.. In 2023 Phillip Morris and British American Tobacco settled their patent litigation and the product is now being introduced into the U.S. market.

Since late 2019 we have focused our efforts on commercializing our HnB technology, by entering into international joint venture agreements that, when finalized, will pave the way for product introductions in Asia Pacific and for US tobacco consumable manufacturing, The U.S. consumable manufacturing will be supported by proprietary research and development and the completion of high speed manufacturing modules that are being manufactured by Montrade S.p.A., (“Montrade”) a company based in Bologna, Italy. To further extend our product development in late 2023 we entered into a Shareholder Agreement with Asahi Corporation to establish CQENS Electronics (Hong Kong) Limited (“CEL”), a Hong Kong company, for design, development and manufacture of our HNB device. We acquired 50% membership of CEL and hold the majority of the board seats including the chair. Pursuant to the establishment of CEL, we entered into an exclusive, worldwide License Agreement with CEL for designing, manufacturing a consumer device consistent with our IP. CEL is included in our consolidated financial statements.

Going concern

For the first quarter of 2025, we reported a consolidated net loss of $2,493,777 and net cash used in operations of $1,886,956 compared to a net loss of $995,765 and net cash used in operations of $350,447 for the first quarter of 2024. At March 31, 2025, we had cash on hand of $11,847,746 and an accumulated deficit of $37,242,946. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2024, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of operations

We did not generate any revenues from our operations in either the first quarter of 2025 or the first quarter of 2024. Our total operating expenses for the first quarter of 2025 increased 158.3% over those reported in the first quarter of 2024 principally due to an increase in professional fees. A portion of the professional fees increase is due to consulting services provided in exchange for stock compensation as well as an increase in stock options expenses in the first quarter of 2025 versus the same period in 2024. General and administrative expenses increased 17.0% in the first quarter of 2025 from the comparable period in 2024 due mainly to non-capital equipment purchases, increased payroll taxes, office administration and expenses relating to branding.

Research and development expenses in the first quarter of 2025 decreased 18.4% over this same period in 2024. This decrease was the result of slightly reduced engineering services relating to our devices and consumables. Professional fees increased 504.9% in the first quarter of 2025 compared to the first quarter of 2024. This increase is primarily attributable to increased consulting services. Some of the professional fees increase is attributable to consulting services provided in exchange for stock compensation and professional fees related to increased stock options expenses.

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

Liquidity and capital resources

As of March 31, 2025, we had $11,847,746 in cash and cash equivalents and a working capital surplus of $10,346,269 compared to $4,596,556 in cash and cash equivalents and a working capital surplus of $1,575,975 at December 31, 2024. Our current liabilities decreased $1,528,194 from December 31, 2024, reflecting a decrease in our accounts payable and accrued expenses, and a decrease in investor deposits. Our source of operating capital in the first quarter of 2025 came from the sale of 503,750 shares of common stock for gross proceeds of $10,075,000 which includes $850,000 of investor deposits, borrowing from a related party of $60,612, and earned interest of $88,827. Our source of operating capital in the first quarter of 2024 came from cash on hand at the end of 2023 and from $313,000 of proceeds from the sale of our common stock along with $102,037 borrowed from related parties.

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

In 2024 and 2023 we borrowed funds from Xten Capital Group, a related party, and as a result as of March 31, 2025, we owed Xten $1,000,000. The funds are being used for working capital. In the first quarter of 2025 Liu Mei Chong loaned $60,612 to CQENS Electronics (Hong Kong) Limited. The funds are being used for working capital. As of March 31, 2025 we owe Liu Mei Chong $77,326. The loans are non-interest bearing and due upon demand. At March 31, 2025 and as of the date of this filing, we borrowed $1,077,326 from related parties.

At the end of the first quarter of 2024, we owed $1,000,000 to Xten Capital Group and $6,284 to Liu Mei Chong.

During the first quarter of 2025 we sold an aggregate of 503,750 shares of common stock to eight accredited investors for gross proceeds of $10,075,000 which includes $850,000 of investor deposits. Proceeds from the sales are being used for working capital. Subsequent to the period covered by this report and through the date of filing of this report we raised an additional $100,000 pursuant to the sale of 5,000 shares of common stock. We are using the proceeds for working capital.

As of the date of this report, we still will need to raise $10,000,000 to $15,000,000 in additional capital during the next 12 months to achieve our goals. There are no assurances we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy.

Summary of cash flows

	March 31, 2025	March 31, 2024
Net cash (used) in operating activities	$(1,886,956)	$(350,447)
Net cash (used) in investing activities	$(147,508)	$(64,504)
Net cash provided by financing activities	$9,285,612	$415,037

Our cash used in operating activities increased 438.0% in the first three months of 2025 compared to the first three months of 2024. During these time periods, we primarily used the cash to fund our net losses.

In the first quarter of 2025, there was $147,508 net cash used in investing activities from the capitalization of our intellectual property compared to net cash used in investing activities of $64,504 in the same period in 2024 for capitalization of our intellectual property.

In the first quarter of 2025, we had net cash provided by financing activities of $9,285,612 from the sale of our common stock and borrowing from related parties. We had net cash provided by financing activities in the first quarter of 2024 of $415,037 from the sale of our common stock and borrowing from related parties.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of continuing material weakness in our internal control over financial reporting as reported in our 2024 10-K. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources during 2025. in an effort to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risk factors in Part I, Item 1A in our 2024 10-K and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report the Company issued the unregistered shares of common stock below pursuant to exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The shares contain restrictions on the transferability of such shares absent registration or applicable exemption.

During the three-month period ended March 31, 2025 we sold an aggregate of 503,750 shares of our common stock for gross proceeds of $10,075,000 which includes $850,000 of investor deposits to seven individuals or entities, all of where were deemed accredited investors. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

During the three-month period ended March 31, 2025, we issued an aggregate of 45,169 shares of our common stock to eight individuals or entities for consulting services. The shares of common stock were valued at $903,380.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

None.

Item 6. Exhibits. [FILE NEW MONTRAGE AMENDMENT?]

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

CQENS Technologies Inc.

May 13, 2025	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

May 13, 2025	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

