Form 10-Q
period 2025-06-30
CQENS Technologies Inc.
filed 2025-08-14
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 27,408,052 shares of common stock are issued and outstanding as of August 13, 2025.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “second quarter of 2025” refers to the three months ended June 30, 2025, “second quarter of 2024” refers to the three months ended June 30, 2024, “2025” refers to the year ended December 31, 2025, and “2024” refers to the year ended December 31, 2024. The information which appears on our web site at www.cqens.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CQENS Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$10,046,730	$4,596,556
Prepaid expenses	128,436	109,137
Total Current Assets	10,175,166	4,705,693
Intellectual property, net	1,549,492	1,386,720
Right-of-use asset - lease, net	121,252	21,979
Leasehold improvement, net	-	2,092
Prepaid expenses - noncurrent portion	2,263,318	1,315,784
TOTAL ASSETS	$14,109,228	$7,432,268
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$127,008	$961,887
Accrued expenses	241,316	279,138
Related party loan	1,026,638	1,016,714
Investor deposits	-	850,000
Current portion of lease liability	64,005	21,979
Total Current Liabilities	1,458,967	3,129,718
Lease liability, net of current portion	57,247	-
TOTAL LIABILITIES	1,516,214	3,129,718
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024.	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 27,407,052 shares issued and outstanding at June 30, 2025 and 26,828,383 shares issued and outstanding at December 31, 2024	2,741	2,683
Additional paid-in capital	51,806,178	39,068,448
Non-controlling interests	(20,272)	(4,747)
Accumulated other comprehensive loss	160	(40)
Accumulated deficit	(39,195,793)	(34,763,794)
TOTAL STOCKHOLDERS’ EQUITY	12,593,014	4,302,550
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$14,109,228	$7,432,268

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating Expenses
General and administrative	$289,266	$277,606	$627,258	$566,435
Research and development	504,834	331,964	823,577	722,396
Professional fees	1,244,770	282,283	3,160,153	598,940
Total Operating Expenses	2,038,870	891,853	4,610,988	1,887,771
Total Operating Loss	(2,038,870)	(891,853)	(4,610,988)	(1,887,771)
Other Income (Expense)	84,923	(3,323)	163,264	(3,170)
Net Loss	(1,953,947)	(895,176)	(4,447,724)	(1,890,941)
Net loss attributable to non-controlling interests	(1,100)	(522)	(15,725)	(1,654)
Net Loss attributable to CQENS Technologies, Inc.	$(1,952,847)	$(894,654)	$(4,431,999)	$(1,889,287)

Basic and diluted loss per common share	$(0.07)	$(0.03)	$(0.16)	$(0.07)
Basic and diluted weighted average shares outstanding	27,389,972	26,244,159	27,225,508	26,214,414
Comprehensive Loss:
Change in foreign currency translation adjustments	118	(4)	160	(38)
Comprehensive Loss:	(1,953,829)	(895,180)	(4,447,564)	(1,890,979)
Comprehensive loss attributable to non-controlling interests	(1,041)	(524)	(15,645)	(1,673)
Comprehensive loss attributable to CQENS Technologies, Inc.	$(1,952,788)	$(894,656)	$(4,431,919)	$(1,889,306)

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended June 30, 2025 and 2024

(Unaudited)

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, March 31, 2025	27,377,302	$2,738	$50,506,973	$(37,242,946)	$(19)	$13,266,566	$(19,351)	$13,247,215

Common stock issued for cash	14,750	1	294,999	-	-	295,000	-	$295,000

Common stock issued for services	15,000	2	299,998	-	-	300,000	-	$300,000

Stock options expense	-	-	704,388	-	-	704,388	-	$704,388

Other comprehensive loss	-	-	-	-	179	179	179	$358

Net loss	-	-	-	(1,952,847)	-	(1,952,847)	(1,100)	$(1,953,947)

Balance, June 30, 2025	27,407,052	$2,741	$51,806,178	$(39,195,793)	$160	$12,613,286	$(20,272)	$12,593,014

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, December 31, 2024	26,828,383	$2,683	$39,068,448	$(34,763,794)	$(40)	$4,307,297	$(4,747)	$4,302,550

Common stock issued for cash	518,500	52	10,369,948	-	-	10,370,000	-	$10,370,000

Common stock issued for services	60,169	6	1,203,374	-	-	1,203,380	-	$1,203,380

Stock options expense	-	-	1,164,408	-	-	1,164,408	-	$1,164,408

Other comprehensive loss	-	-	-	-	200	200	200	$400

Net loss	-	-	-	(4,431,999)	-	(4,431,999)	(15,725)	$(4,447,724)

Balance, June 30, 2025	27,407,052	$2,741	$51,806,178	$(39,195,793)	$160	$12,613,286	$(20,272)	$12,593,014

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, March 31, 2024	26,202,670	$2,620	$25,567,373	$(24,851,072)	$(17)	$718,904	$(635)	$718,269

Common stock issued for cash	188,000	19	3,759,981	-	-	3,760,000	-	$3,760,000

Common stock issued for services	713	-	14,260	-	-	14,260	-	$14,260

Stock options expense	-	-	190,522	-	-	190,522	-	$190,522

Other comprehensive loss	-	-	-	-	(2)	(2)	(2)	$(4)

Net loss	-	-	-	(894,654)	-	(894,654)	(522)	$(895,176)

Balance, June 30, 2024	26,391,383	$2,639	$29,532,136	$(25,745,726)	$(19)	$3,789,030	$(1,159)	$3,787,871

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, December 31, 2023	26,174,520	$2,618	$24,799,273	$(23,856,439)	$-	$945,452	$514	$945,966

Common stock issued for cash	203,650	20	4,072,980	-	-	4,073,000	-	$4,073,000

Common stock issued for services	13,213	1	264,259	-	-	264,260	-	$264,260

Stock options expense	-	-	395,624	-	-	395,624	-	$395,624

Other comprehensive loss	-	-	-	-	(19)	(19)	(19)	$(38)

Net loss	-	-	-	(1,889,287)	-	(1,889,287)	(1,654)	$(1,890,941)

Balance, June 30, 2024	26,391,383	$2,639	$29,532,136	$(25,745,726)	$(19)	$3,789,030	$(1,159)	$3,787,871

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities
Net loss	$(4,447,724)	$(1,890,941)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	75,576	59,687
Lease expense	33,464	25,564
Depreciation expense	-	10,074
Stock options expense	1,164,408	395,624
Common stock issued for services	1,203,380	14,260
Changes in operating assets and liabilities:
Prepaid expenses	(19,299)	(35,684)
Prepaid expenses - noncurrent portion	(1,737,065)	(27,845)
Accounts payable	(45,348)	39,953
Investor deposits	-	250,000
Lease liability	(33,464)	(25,564)
Accrued expenses	(37,822)	162,442
Net cash used in operating activities	(3,843,894)	(1,022,430)

Cash flows from investing activities
Additions to intellectual property	(236,256)	(124,447)
Net cash used in investing activities	(236,256)	(124,447)

Cash flows from financing activities
Proceeds from issuance of common stock	9,520,000	4,073,000
Repayment of related party loan	(50,000)	-
Borrowing from related parties	59,924	102,573
Net cash provided by financing activities	9,529,924	4,175,573

Effect of exchange rate changes on cash	400	(38)

Net change in cash and cash equivalents	5,450,174	3,028,658
Cash and cash equivalents, beginning of period	4,596,556	350,565
Cash and cash equivalents, end of period	$10,046,730	$3,379,223

Supplementary disclosure for noncash activities:

Right-of-use asset in exchange for lease liability	$132,737	$-

Common stock issued for future services	$-	$250,000

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

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

On December 20, 2023, we entered into a Shareholder Agreement with Asahi Corporation to establish CQENS Electronics (Hong Kong) Limited (“CEL”), a Hong Kong company, for design, development and manufacture of our heat-not-burn device (“Device”). CQENS acquired 50% membership of CEL and holds majority of the board seats including the chair. Pursuant to the establishment of CEL, CQENS entered into an exclusive, worldwide License Agreement with CEL for designing and manufacturing a consumer device consistent with our IP. CEL activities are included in our unaudited consolidated financial statements.

Our business model is further dependent upon our ability to enter into additional strategic partnerships in the future, including alliances or joint ventures with consumer product companies, to enhance and accelerate the development and commercialization of our proposed products. We will be dependent upon third party marketing and distribution companies. We believe that our business opportunities are international in nature and include potential partnerships in the UK, the EU and Asia, including the People’s Republic of China. Recent US and international concerns with the possibility of international manufacturing and trade being disrupted by the threat or the imposition of tariffs could have a negative effect on our plans of operations.

Basis of Presentation

Basis of Presentation - The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual consolidated financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of June 30, 2025, has been derived from the Company’s annual consolidated financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2024, and filed with the SEC on March 31, 2025, for a broader discussion of our business and the risks inherent in such business.

Segment Information - In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which introduced new guidance for improving disclosures about a public entity’s reporting segments to provide, when applicable, more detailed information about a reportable segment’s expenses. This standard was effective for the Company as of January 1, 2024. The senior management team consisting of the CEO, CFO and COO collectively are identified as the Chief Operating Decision Maker (CODM). The CODM, for the Company, has determined, consistent with the guidance in ASC 280 paragraph 280-10-50-1, that CQENS Technologies and its subsidiary, CQENS Electronics (Hong Kong) Limited (“CEL”), are a single operating and reporting segment. The CODM has chosen to organize the Company around differences in products and services. CQENS and CEL are focused on research and development of our HnB technology and on production and commercialization of this same technology. As a result, there is no additional disclosures required and no impact to our financial statements at adoption.

CQENS and its subsidiary CEL are organized currently with a singular focus on research and development of our HnB technology and on production and commercialization of this same technology. During the first half of 2025 no additional disclosures are required and there is no impact to our financial statements for this reporting period.

Recent Accounting Pronouncements - On November 4, 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03 which issues new guidance requiring disclosure of the disaggregation of income statement expenses (DISE) by public business entities (PBE’s) and is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods after December 15, 2027.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

On June 16, 2025, the Company granted stock options under the Company’s 2019 Equity Compensation Plan to a third party for services to purchase 20,000 shares at $20.00 per share. These options were exercisable immediately. The fair market value of the options at the grant date was determined to be $255,303, which was expensed in the second quarter of 2025. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $20.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 75.10%; and 4) the risk-free rate of return of 4.04%. The exercise period of the options terminates on June 16, 2030.

In the first half of 2025, we sold 518,500 shares of our common stock for $10,370,000 in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

In the first half of 2025, we issued 60,169 shares of our common stock to unrelated third parties as compensation for their consulting services. The stock was valued at $1,203,380.

In the first half of 2024, we issued 203,650 shares of our common stock for $4,073,000 in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

In the first half of 2024, we issued 12,500 shares valued at $250,000 as a retainer pursuant to our engagement of Anglo-Chinese Financial as our investment banker.

In the first half of 2024 we issued 713 shares of our common stock to unrelated third parties as compensation for their consulting services. The stock was valued at $14,260.

In the first half of 2025 stock option expenses amounted to $1,164,408 compared to $395,624 for the same period in 2024.

As of June 30, 2025, the Company had 27,407,052 shares of common stock issued and outstanding.

The following table represents option activity for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2024	1,851,074	$9.82	3.49
Exercisable - December 31, 2024	1,357,574	$8.99	2.50	$-
Granted	20,000	$20.00
Forfeited	-
Vested		-
Outstanding – June 30, 2025	1,871,074	$9.92	3.02
Exercisable – June 30, 2025	1,427,574	$9.08	2.14	$-

NOTE 4 – RELATED PARTY TRANSACTIONS

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises on a month-to-month basis from 5550 Nicollet LLC, a company owned by Mr. Chong. Rent for the first half of 2025 was $4,800 compared to $4,650 in the first half of 2024. As of June 30, 2025, there was no outstanding balance.

In the first six months of 2025, the Company repaid $50,000 to Xten Capital Group, a common control entity, while in the first six months of 2024, the Company borrowed $100,000. The balance of the loan on June 30, 2025, is $950,000. The loan is due upon demand and is non-interest bearing.

In the first six months of 2025, Liu Mei Chong loaned CQENS Electronics (Hong Kong) Limited (CEL) $59,924 to fund operations. In the first six months of 2024 she loaned CEL $2,573 to fund operations. At June 30, 2025, the loan balance is $76,638. The loan is due upon demand and is non-interest bearing.

In the first six months of 2025 we secured the services of Plexus International, a common control entity, to provide consulting services to assist in the creation and implementation of our Quality Management System (QMS). The fees and expenses incurred for the QMS consulting services during this timeframe were $74,043.

NOTE 5 – LEASES

In March 2022 we entered into a three-year lease agreement commencing April 15, 2022 and continuing through April 30, 2025. In April 2025 we extended the lease for two additional years commencing May 1, 2025 and continuing through April 30, 2027. The annual rate for the initial lease year is 70,785 with installment payments of $5,555 in May 2025 and $5,930 each month thereafter. Annual increases are tied to the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers for San Francisco-Oakland-San Jose area.

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the expedients permitted under the transition guidance that retained lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of June 30, 2025. Our lease for property is for two years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The following table presents the lease-related asset and liability recorded on the balance sheets:

June 30, 2025
Assets
Operating lease asset	$121,252

Liabilities
Current
Operating lease liabilities	$64,005

Noncurrent
Operating lease liabilities	$57,247

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$33,464

The table below presents the remaining lease terms and discount rates for operating lease:

June 30, 2025
Weighted-average remaining lease term
Operating lease	1.8 years
Weighted-average discount rate
Operating lease	7.75%

Maturities of lease liabilities as of June 30, 2025, were as follows:

Operating Lease
2025 (6 months remaining)	35,580
2026	71,160
Thereafter	23,720
Total lease payments	130,460
Less: amount of lease payments representing interest	(9,208)
Present value future minimum lease payments	$121,252
Less: current obligations under lease	$(64,005)
Non-current obligations	$57,247

NOTE 6 - PREPAID EXPENSE – NON-CURRENT PORTION

Effective June 3, 2025, we entered into a second manufacturing contract with Montrade S.p.A., Bologna, Italy, to manufacture and install a second machine for the automated manufacture of tobacco consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. When operational, the Company expects this machine will produce 300 tobacco consumables per minute. Completion of the machine build is anticipated in the third quarter of 2026. We made an initial payment of $1,016,531 USD. We recorded $867,482 of this payment as Prepaid Expenses – non-current portion while we expensed $149,049 in the second quarter. We are required to make additional payments approximating $1,963,882 USD as certain stages are completed.

Effective July 13, 2022, we entered into our first contract with Montrade to manufacture and install consumable manufacturing equipment capable of producing 100 tobacco consumables per minute. The Company made an initial payment of $589,265 USD on July 11, 2022 and was required to make additional payments, prior to Amendments, of up to $1,086,465 USD for the module as certain stages are completed.

On February 23, 2023, we made a payment of $138,386 for completion of the design phase. On March 29, 2023, the Company signed Amendment 1 to the manufacturing contract for additional design work and paid $12,465 of the additional $36,809 cost. Amendment 1 was for design work so $12,465 was expensed. On October 18, 2023, the Company signed Amendment 2 to the manufacturing contract to modify certain components and paid $40,091 of the $114,546 cost.

In 2022, $130,948 of the initial payment was expensed for design services completed by Montrade. The remaining payment of $458,317 and the additional payment on October 24, 2023, for Amendment 2 of $40,091 for a combined total of $498,408 are related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. The $498,408 payment is recorded as Prepaid expenses – noncurrent portion. With the two amendments added and with payments made in 2023 the Company will be required to pay up to $1,046,878. On February 26, 2024, the Company signed Amendment 3 to the manufacturing contract, for a change to a component with a cost of $27,845 and made payment in full on March 6, 2024 for this change. In December 2024 the Company entered into Amendment 4 to the manufacturing contract amending the payment terms. In this Amendment, the Company agreed to pay an amount that when added to the payments already made would equal 90% of the equipment build portion of the contract. This amount is $813,875 and was paid in January 2025. Following this January 2025 payment, 90% of the build-cost for the manufacturing equipment has been made in line with Amendment 4. On February 14, 2025, we signed Amendment 5 to the agreement for the modification to one component of the machine. The cost for this modification is $160,106 of which half was paid on or about the time of signing, in line with the Amendment. We expect this machine to be in the US no later than the first quarter of 2026. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

NOTE 7 – SUBSEQUENT EVENTS

On July 2, 2025, under the Company’s 2019 Equity Compensation Plan, CQENS granted options to purchase a combined total of 2,450 shares at $20.00 per share to four unrelated individuals for services rendered. These options were exercisable immediately. The fair market value of the options at the grant date was determined to be $30,748. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $20.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 72.54%; and, 4) the risk free rate of return of 3.87%. The exercise period of the options terminates on July 2, 2030.

On July 29, 2025, the company sold 1,000 shares for $20,000 in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the six months ended June 30, 2025 and 2024 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2024 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Recent events, including changes in the leadership of relevant regulatory bodies, US required that we pause certain of our planned regulatory and product development activities, In the quarter ended 6.30.25 we were advised that these matters had resolved to a great extent such that our product development and commercialization timelines have been modestly reset. Over the next 12 months we believe we can achieve key milestones that include entering into international joint ventures, preparing and filing certain regulatory submissions with the US FDA, and undertaking market tests in the EU, provided we are able to successfully raise and deploy additional capital. However, prolonged recessionary pressures on the international capital markets and uncertainty surrounding the timing and imposition of tariffs will make it more difficult for small, pre-revenue companies such as ours to raise capital. We continue to assess the impact of these events on our Company, and currently, we are unable to predict all possible impacts on our operations and future prospects.

Going concern

For the first six months of 2025, we reported a consolidated net loss of $4,447,724 and net cash used in operations of $3,843,894 compared to a net loss of $1,890,941 and net cash used in operations of $1,022,430 for the first half of 2024. At June 30, 2025, we had cash on hand of $10,046,730 and an accumulated deficit of $39,195,793. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2024, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of operations

We did not generate any revenues from our operations in the first six months of 2025 or 2024.

Our total operating expenses for the three months ended June 30, 2025 increased 128.6% over those reported for the same period in 2024. This is attributable to a small increase of 4.2% in general and administrative expenses, an increase of $52.1% in research and development and a 341.0% increase in professional fees. Increased engineering services contributed to the jump in research and development expenses. The increase in Professional fees in the second quarter of 2025 versus the same period in 2024 is a result of consultant service fees relating to the Premarket Tobacco Product Application (PMTA) process, quality management systems (QMS) development expenses, increased auditing and attorney fees and the costs associated with the stock options issuance.

For the first six months of 2025 total operating expenses increased 144.3% over those reported in the first half of 2024. The increase is principally due to professional fees increasing 427.6%. Like the second quarter, the first half realized consulting fees for PMTA and QMS related work, along with higher auditing and attorney fees and the cost of issuing stock options. General and administrative expenses saw a 10.7% increase in the first half of 2025 compared to the first half of 2024, including increases to amortization expenses, marketing/brand development costs, rent and office expenses, travel and meals. Research and development costs in the first half of 2025 increased 14.0% over the first half of 2024. This increase was due to increased engineering and consulting services relating to product design and development work.

We expect that our operating expenses will increase as we continue to develop and grow our business and we devote additional resources toward our new technologies and business opportunities, promoting that growth, most notably reflected in anticipated increases in general overhead, salaries for personnel and technical resources, as well as increased costs associated with our SEC reporting obligations. However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and capital resources

As of June 30, 2025, we had $10,046,730 in cash and cash equivalents and a working capital surplus of $8,716,199 compared to $4,596,556 in cash and cash equivalents and a working capital surplus of $1,575,975 at December 31, 2024. Our current liabilities decreased $1,670,751 from December 31, 2024, reflecting a decrease in our accounts payable, accrued expenses and investor deposits with a slight increase in related party borrowing. Our source of operating capital in the first six months of 2025 came from cash on hand at the end of 2024 of $4,596,556, the sale of 518,500 shares of common stock for gross proceeds of $10,370,000 of which $9,520,000 was received in the first half of 2025 and $850,000 that was received as an investor deposit and included in cash on hand at the end of 2024, borrowing from a related party of $59,924, and earned interest of $183,553. Our source of operating capital in the first six months of 2024 came from cash on hand at the end of 2023 of $350,565; $102,573 in borrowing from related parties; and $4,073,000 of proceeds from the sale of our common stock.

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

In the first six months of 2025 we repaid Xten Capital Group, a related party, $50,000 of the outstanding loan. In 2024 and 2023 we borrowed funds from Xten Capital Group, a related party, and as a result as of June 30, 2025, we owed Xten $950,000. The loaned funds were used for working capital. In the first half of 2025 Liu Mei Chong loaned $59,924 to CQENS Electronics (Hong Kong) Limited. The funds are being used for working capital. As of June 30, 2025 we owe Liu Mei Chong $76,638. The loans are non-interest bearing and due upon demand. At June 30, 2025 and as of the date of this filing, we borrowed $1,026,638 from related parties.

At June 30, 2024, we owed $1,000,000 to Xten Capital Group and $6,820 to Liu Mei Chong.

During the first six months of 2025 we sold an aggregate of 518,500 shares of common stock to eight accredited investors for gross proceeds of $10,370,000 of which $9,520,000 was received in the first half of 2025 and $850,000 that was received as an investor deposit and included in cash on hand at the end of 2024. Proceeds from the sales are being used for working capital.

As of the date of this report, we still will need to raise $10,000,000 to $15,000,000 in additional capital during the next 12 months to achieve our goals. There is no assurance we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due over the next 12 months. In that event, our ability to continue as a going concern is in jeopardy.

Summary of cash flows

	June 30, 2025	June 30, 2024
Net cash (used) in operating activities	$(3,843,894)	$(1,022,430)
Net cash (used) in investing activities	$(236,256)	$(124,447)
Net cash provided by financing activities	$9,529,924	$4,175,573

Our cash used in operating activities increased 359.1% in the first six months of 2025 compared to the first six months of 2024. During these time periods, we primarily used the cash to fund our net losses.

In the first half of 2025, there was $236,256 net cash used in investing activities from the capitalization of our intellectual property compared to net cash used in investing activities of $124,447 in the same period in 2024 for capitalization of our intellectual property.

In the first half of 2025, we had net cash provided by financing activities of $10,379,924 from the sale of our common stock and borrowing from related parties. We had net cash provided by financing activities in the first half of 2024 of $4,175,573 from the sale of our common stock and borrowing from related parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report the Company issued the unregistered shares of common stock, as noted below, pursuant to exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The shares contain restrictions on the transferability of such shares, absent registration or applicable exemption.

During the six-month period ended June 30, 2025, we sold an aggregate of 518,500 shares of our common stock for gross proceeds of $10,370,000 to individuals or entities, $9,520,000 was received in the first half of 2025 and $850,000 was included in cash on hand at the end of 2024. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

During the six-month period ended June 30, 2025, we issued an aggregate of 60,169 shares of our common stock to ten individuals or entities for consulting services. The shares of common stock were valued at $1,203,380.

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

CQENS Technologies Inc.

August 13, 2025	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

August 13, 2025	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

