Form 10-Q
period 2025-09-30
CQENS Technologies Inc.
filed 2025-11-13
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 27,516,052 shares of common stock are issued and outstanding as of November 12, 2025.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “third quarter of 2025” refers to the three months ended September 30, 2025, “third quarter of 2024” refers to the three months ended September 30, 2024, “2025” refers to the year ended December 31, 2025, and “2024” refers to the year ended December 31, 2024. The information which appears on our web site at www.cqens.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CQENS Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current Assets
Cash and cash equivalents	$9,243,579	$4,596,556
Prepaid expenses	97,224	109,137
Total Current Assets	9,340,803	4,705,693
Intellectual property, net	1,617,321	1,386,720
Right-of-use asset - lease, net	105,711	21,979
Leasehold improvement, net	-	2,092
Prepaid expenses - noncurrent portion	2,263,318	1,315,784
TOTAL ASSETS	$13,327,153	$7,432,268
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$170,236	$961,887
Accrued expenses	188,385	279,138
Related party loan	1,028,657	1,016,714
Investor deposits	10,000	850,000
Current portion of lease liability	65,252	21,979
Total Current Liabilities	1,462,530	3,129,718
Lease liability, net of current portion	40,459	-
TOTAL LIABILITIES	1,502,989	3,129,718
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized;
27,408,052 shares issued and outstanding at September 30, 2025 and 26,828,383 shares issued and outstanding at December 31, 2024	2,741	2,683
Additional paid-in capital	52,186,856	39,068,448
Non-controlling interests	(21,394)	(4,747)
Accumulated other comprehensive loss	(24)	(40)
Accumulated deficit	(40,344,015)	(34,763,794)
TOTAL STOCKHOLDERS’ EQUITY	11,824,164	4,302,550
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$13,327,153	$7,432,268

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating Expenses
General and administrative	$282,368	$319,435	$909,627	$885,870
Research and development	412,760	325,685	1,236,336	1,048,081
Professional fees	524,889	5,073,658	3,685,042	5,672,598
Total Operating Expenses	1,220,017	5,718,778	5,831,005	7,606,549
Total Operating Loss	(1,220,017)	(5,718,778)	(5,831,005)	(7,606,549)
Other Income	70,857	9,522	234,121	6,352
Net Loss	(1,149,160)	(5,709,256)	(5,596,884)	(7,600,197)
Net loss attributable to non-controlling interests	(938)	(3,141)	(16,663)	(4,795)
Net Loss attributable to CQENS Technologies, Inc	$(1,148,222)	$(5,706,115)	$(5,580,221)	$(7,595,402)

Basic and diluted loss per common share	$(0.04)	$(0.21)	$(0.20)	$(0.29)
Basic and diluted weighted average shares outstanding	27,407,748	26,551,519	27,287,409	26,327,603
Comprehensive Loss:
Change in foreign currency translation adjustments	(368)	(30)	32	(68)
Comprehensive Loss:	(1,149,528)	(5,709,286)	(5,596,852)	(7,600,265)
Comprehensive loss attributable to non-controlling interests	(1,122)	(3,156)	(16,647)	(4,829)
Comprehensive loss attributable to CQENS Technologies, Inc.	$(1,148,406)	$(5,706,130)	$(5,580,205)	$(7,595,436)

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended September 30, 2025 and 2024

(Unaudited)

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, June 30, 2025	27,407,052	$2,741	$51,806,178	$(39,195,793)	$160	$12,613,286	$(20,272)	$12,593,014

Common stock issued for cash	1,000	-	20,000	-	-	20,000	-	$20,000

Stock options expense	-	-	360,678	-	-	360,678	-	$360,678

Other comprehensive loss	-	-	-	-	(184)	(184)	(184)	$(368)

Net consolidated loss				(1,148,222)		(1,148,222)	(938)	$(1,149,160)
Balance, September 30, 2025	27,408,052	$2,741	$52,186,856	$(40,344,015)	$(24)	$11,845,558	$(21,394)	$11,824,164

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, December 31, 2024	26,828,383	$2,683	$39,068,448	$(34,763,794)	$(40)	$4,307,297	$(4,747)	$4,302,550

Common stock issued for cash	519,500	52	10,389,948	-	-	10,390,000	-	$10,390,000

Common stock issued for services	60,169	6	1,203,374	-	-	1,203,380	-	$1,203,380

Stock options expense	-	-	1,525,086	-	-	1,525,086	-	$1,525,086

Other comprehensive loss	-	-	-	-	16	16	16	$32

Net consolidated loss	-	-	-	(5,580,221)	-	(5,580,221)	(16,663)	$(5,596,884)
Balance, September 30, 2025	27,408,052	$2,741	$52,186,856	$(40,344,015)	$(24)	$11,845,558	$(21,394)	$11,824,164

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, June 30, 2024	26,391,383	$2,639	$29,532,136	$(25,745,726)	$(19)	$3,789,030	$(1,159)	$3,787,871

Common stock issued for cash	61,750	7	1,234,993	-	-	1,235,000	-	$1,235,000

Common stock issued for services	226,250	23	4,524,977	-	-	4,525,000	-	$4,525,000

Stock options expense	-	-	309,406	-	-	309,406		$309,406

Other comprehensive loss	-	-	-	-	(15)	(15)	(15)	$(30)

Net consolidated loss	-	-	-	(5,706,115)	-	(5,706,115)	(3,141)	$(5,709,256)
Balance, September 30, 2024	26,679,383	$2,669	$35,601,512	$(31,451,841)	$(34)	$4,152,306	$(4,315)	$4,147,991

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, December 31, 2023	26,174,520	$2,618	$24,799,273	$(23,856,439)	$-	$945,452	$514	$945,966

Common stock issued for cash	265,400	27	5,307,973	-	-	5,308,000	-	$5,308,000

Common stock issued for services	239,463	24	4,789,236	-	-	4,789,260	-	$4,789,260

Stock options expense	-	-	705,030	-	-	705,030	-	$705,030

Other comprehensive loss	-	-	-	-	(34)	(34)	(34)	$(68)

Net consolidated loss	-	-	-	(7,595,402)	-	(7,595,402)	(4,795)	$(7,600,197)
Balance, September 30, 2024	26,679,383	$2,669	$35,601,512	$(31,451,841)	$(34)	$4,152,306	$(4,315)	$4,147,991

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2025	2024

Cash flows from operating activities
Net loss	$(5,596,884)	$(7,600,197)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	116,028	91,585
Lease expense	49,005	41,587
Depreciation expense	-	15,111
Stock options expense	1,525,086	705,030
Common stock issued for services	1,203,380	4,684,260
Changes in operating assets and liabilities:
Prepaid expenses	11,913	(62,779)
Prepaid expenses - noncurrent portion	(1,737,065)	(27,845)
Accounts payable	(2,120)	22,229
Lease liability	(49,005)	(41,587)
Accrued expenses	(90,753)	105,011
Net cash used in operating activities	(4,570,415)	(2,067,595)

Cash flows from investing activities
Additions to intellectual property	(344,537)	(228,896)
Net cash used in investing activities	(344,537)	(228,896)

Cash flows from financing activities
Proceeds from issuance of common stock	9,540,000	5,308,000
Investor Deposits	10,000	300,000
Repayment of related party loan	(50,000)	-
Borrowing from related parties	61,943	112,359
Net cash provided by financing activities	9,561,943	5,720,359

Effect of exchange rate changes on cash	32	(68)

Net change in cash and cash equivalents	4,647,023	3,423,800
Cash and cash equivalents, beginning of period	4,596,556	350,565
Cash and cash equivalents, end of period	$9,243,579	$3,774,365

Supplementary disclosure for noncash activities:

Right-of-use asset in exchange for lease liability	$132,737	$-

Common stock issued for future services	$-	$105,000

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

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

Basis of Presentation

Basis of Presentation - The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual consolidated financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of September 30, 2025, has been derived from the Company’s annual consolidated financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2024, and filed with the SEC on March 31, 2025, for a broader discussion of our business and the risks inherent in such business.

Segment Information - In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which introduced new guidance for improving disclosures about a public entity’s reporting segments to provide, when applicable, more detailed information about a reportable segment’s expenses. This standard was effective for the Company as of January 1, 2024. The senior management team consisting of the CEO, CFO and COO collectively are identified as the Chief Operating Decision Maker (CODM). The CODM, for the Company, has determined, consistent with the guidance in ASC 280 paragraph 280-10-50-1, that CQENS Technologies and its subsidiary, CQENS Electronics (Hong Kong) Limited (“CEL”), are a single operating and reporting segment. The CODM has chosen to organize the Company around differences in products and services. CQENS and CEL are focused on research and development of our HnB technology and on production and commercialization of this same technology. The CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated and aggregate basis. Accordingly, the Company has determined that it operates in one operating and reportable segment. The Company internally reports the following segment financial information, on a consolidated basis, to the CODM: research and development expenses and professional fees, are the key contributors used to measure the reported losses used by the CODM to assess performance and allocate resources and is presented on the consolidated statements of operations and comprehensive loss. There are no segment operating expenses that require disclosure beyond the expense categories presented on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. As a result, there are no additional disclosures required and no impact to our financial statements at adoption.

CQENS and its subsidiary CEL are organized currently with a singular focus on research and development of our HnB technology and on production and commercialization of this same technology. During the first nine months of 2025 no additional disclosures are required and there is no impact to our financial statements for this reporting period.

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

Reclassification – Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

On July 2, 2025, under the Company’s 2019 Equity Compensation Plan, CQENS granted options to purchase a combined total of 2,450 shares at $20.00 per share to four unrelated individuals for services rendered. These options were exercisable immediately. The fair market value of the options on the grant date was determined to be $30,748. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $20.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 72.54%; and, 4) the risk free rate of return of 3.87%. The exercise period of the options terminates on July 2, 2030.

In the first nine months of 2025, we sold 519,500 shares of our common stock for $10,390,000 in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

In the first nine months of 2025, we issued 60,169 shares of our common stock to unrelated third parties as compensation for their consulting services. The stock was valued at $1,203,380.

In the first nine months of 2024, we issued 265,400 shares of our common stock for $5,308,000 in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

In the first nine months of 2024, we issued 12,500 shares valued at $250,000 as a retainer pursuant to our engagement of Anglo-Chinese Financial as our investment banker.

In the first nine months of 2024, we issued 226,963 shares of our common stock to unrelated third parties as compensation for their consulting services. The stock was valued at $4,539,260.

In the first nine months of 2025, stock option expenses amounted to $1,525,086 compared to $705,030 for the same period in 2024.

As of September 30, 2025, the Company had 27,408,052 shares of common stock issued and outstanding.

The following table represents option activity for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2024	1,851,074		$9.82	3.49
Exercisable - December 31, 2024	1,357,574		$8.99	2.50	$-
Granted	22,450	$
Forfeited	-
Vested			-
Outstanding – September 30, 2025	1,873,524		$9.94	2.77
Exercisable – September 30, 2025	1,547,524		$9.93	2.05	$-

NOTE 4 – RELATED PARTY TRANSACTIONS

We maintain our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We lease the premises on a month-to-month basis from 5550 Nicollet LLC, a company owned by Mr. Chong. Rent for the first nine months of 2025 was $7,200 compared to $6,975 in the first three quarters of 2024. As of September 30, 2025, there was no outstanding balance.

In the first three quarters of 2025, the Company repaid $50,000 to Xten Capital Group, a common control entity, while in the first nine months of 2024, the Company borrowed $100,000. The balance of the loan on September 30, 2025, is $950,000. The loan is due upon demand and is non-interest bearing.

In the first nine months of 2025, Liu Mei Chong loaned CQENS Electronics (Hong Kong) Limited (CEL) $61,943 to fund operations. In the first nine months of 2024 she loaned CEL $12,359 to fund operations. At September 30, 2025, the loan balance is $78,657. The loan is due upon demand and is non-interest bearing.

In the first nine months of 2025 we utilized the services of Plexus International, a common control entity, to provide consulting services to assist in the creation and implementation of our Quality Management System (QMS). The fees and expenses incurred for the QMS consulting services during this timeframe were $87,514.

In August we engaged Plexus International, a common control entity, to provide project management services. The fees for this service is $5,000 per month. At September 30, 2025, the total fees were $10,000.

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

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of September 30, 2025. Our lease for property is for two years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The following table presents the lease-related asset and liability recorded on the balance sheets:

September 30, 2025
Assets
Operating lease asset	$105,711

Liabilities
Current
Operating lease liabilities	$65,252

Noncurrent
Operating lease liabilities	$40,459

Supplemental cash flow information related to leases was as follows:

Nine months Ended September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities

Right-of-use asset in exchange for lease liability	$132,737

Operating cash flows from operating leases	$49,005

The table below presents the remaining lease terms and discount rates for operating lease:

September 30, 2025
Weighted-average remaining lease term
Operating lease	1.6 years
Weighted-average discount rate
Operating lease	7.75%

Maturities of lease liabilities as of September 30, 2025, were as follows:

Operating Lease
2025 (three months remaining)	17,790
2026	71,160
Thereafter	23,720
Total lease payments	112,670
Less: amount of lease payments representing interest	(6,959)
Present value future minimum lease payments	$105,711
Less: current obligations under lease	$(65,252)
Non-current obligations	$40,459

NOTE 6 - PREPAID EXPENSE – NON-CURRENT PORTION

Effective June 3, 2025, we entered into a manufacturing contract with Montrade S.p.A., Bologna, Italy, to manufacture and install a second machine for the automated manufacture of tobacco consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. When operational, the Company expects this machine will produce 300 tobacco consumables per minute. Completion of the machine build is anticipated in the third quarter of 2026. We made an initial payment of $1,016,531 USD. We recorded $867,482 of this payment as Prepaid Expenses – non-current portion while we expensed $149,049 in the second quarter. We are required to make additional payments approximating $1,963,882 USD as certain stages are completed.

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

NOTE 7 – SUBSEQUENT EVENTS

On October 8, 2025, we sold 500 shares of our common stock for $10,000 in a private transaction. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

On October 13, 2025, we sold 7,500 shares of our common stock for $150,000 in a private transaction. We did not pay a commission or finder’s fees and are using the proceeds for working capital.

On November 5, 2025, the Board of Directors granted two members of its Corporate Advisory Board 50,000 restricted shares of common stock each. The grant is consistent with the Corporation’s 2019 EQUITY COMPENSATION PLAN (the “Plan”) and is in recognition for past and continuing service, advice and counsel to the Corporation. The shares were awarded under Section 8 of the Plan as Restricted Stock Awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the nine months ended September 30, 2025 and 2024 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2024 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Recent events, including changes in the leadership of relevant regulatory bodies, US required that we pause certain of our planned regulatory and product development activities, In the recent quarter ended we were advised that these matters had resolved to a great extent such that our product development and commercialization timelines have been modestly reset. Over the next 12 months we believe we can achieve key milestones that include entering into international joint ventures, preparing and filing certain regulatory submissions with the US FDA, and undertaking market tests in the EU, provided we are able to successfully raise and deploy additional capital. However, prolonged recessionary pressures on the international capital markets and uncertainty surrounding the timing and imposition of tariffs will make it more difficult for small, pre-revenue companies such as ours to raise capital. We continue to assess the impact of these events on our Company, and currently, we are unable to predict all possible impacts on our operations and future prospects.

Going concern

For the first nine months of 2025, we reported a consolidated net loss of $5,596,884 and net cash used in operations of $4,570,415 compared to a net loss of $7,600,197 and net cash used in operations of $2,067,595 for the first nine months of 2024. At September 30, 2025, we had cash on hand of $9,243,579 and an accumulated deficit of $40,344,015. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2024, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of operations

We did not generate any revenues from our operations in the first nine months of 2025 or 2024.

Our total operating expenses for the three months ended September 30, 2025 decreased 78.7% over those reported for the same period in 2024. This decrease is primarily attributable to the issuance of 206,750 shares in exchange for professional services in the first nine months of 2024 that were valued at $4,135,000 which were not present in this same period in 2025. A decrease in general and administrative expenses of 11.6% further contributed to this decrease. An increase in research and development expenses of 26.7% offset some of this decrease with the increase in engineering services in the first three months of 2025 versus this same period in 2024.

For the first nine months of 2025 total operating expenses decreased 23.3% over those reported in the same period in 2024. The decrease is principally due to professional fees decreasing 35.0%. General and administrative expenses saw a 2.7% increase in the first nine months of 2025 compared to the first nine months of 2024, including increases to amortization expenses, marketing/brand development costs, rent, office expenses, travel and meals. Research and development costs in the first nine months of 2025 increased 18.0% over the first nine months of 2024. This increase was due to increased engineering and consulting services relating to product design and development work.

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

Liquidity and capital resources

As of September 30, 2025, we had $9,243,579 in cash and cash equivalents and a working capital surplus of $7,878,273 compared to $4,596,556 in cash and cash equivalents and a working capital surplus of $1,575,975 at December 31, 2024. Our current liabilities decreased $1,667,188 from December 31, 2024, reflecting a significant decrease in our accounts payable, accrued expenses and investor deposits with a slight increase in related party borrowing. Our source of operating capital in the first nine months of 2025 came from cash on hand at the end of 2024 of $4,596,556, the sale of 519,500 shares of common stock for gross proceeds of $10,390,000 of which $9,540,000 was received in the first nine months of 2025 and $850,000 that was received as an investor deposit and included in cash on hand at the end of 2024, borrowing from a related party of $61,943 and earned interest of $259,044. Our source of operating capital in the first nine months of 2024 came from cash on hand at the end of 2023 of $350,565; $112,359 in borrowing from related parties; and $5,308,000 of proceeds from the sale of our common stock.

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

In the first nine months of 2025 we repaid Xten Capital Group, a related party, $50,000 of the outstanding loan while in 2024 and 2023 we borrowed funds from Xten Capital Group, a related party. As a result, at September 30, 2025, we owed Xten $950,000. The loaned funds were used for working capital. In the first nine months of 2025 Liu Mei Chong loaned $61,943 to CQENS Electronics (Hong Kong) Limited. The funds are being used for working capital. As of September 30, 2025 we owe Liu Mei Chong $78,657. The loans are non-interest bearing and due upon demand. At September 30, 2025 and as of the date of this filing, we owe $1,028,657 to related parties while at September 30, 2024, we owed $1,000,000 to Xten Capital Group.

During the first nine months of 2025 we sold an aggregate of 519,500 shares of common stock to accredited investors for gross proceeds of $10,390,000 of which $9,540,000 was received in the first nine months of 2025 and $850,000 that was received as an investor deposit and included in cash on hand at the end of 2024. Proceeds from the sales are being used for working capital.

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

Summary of cash flows

	September 30, 2025	September 30, 2024
Net cash (used) in operating activities	$(4,570,415)	$(2,067,595)
Net cash (used) in investing activities	$(344,537)	$(228,896)
Net cash provided by financing activities	$9,561,943	$5,720,359

Our cash used in operating activities increased 121.0% in the first nine months of 2025 compared to the first nine months of 2024. During these time periods, we primarily used the cash to fund our net losses.

In the first nine months of 2025, there was $344,537 net cash used in investing activities from the capitalization of our intellectual property compared to net cash used in investing activities of $228,896 in the same period in 2024 for capitalization of our intellectual property.

In the first nine months of 2025, we had net cash provided by financing activities of $9,561,943 from the sale of our common stock, investor deposits and borrowing from related parties. We had net cash provided by financing activities in the first nine months of 2024 of $5,720,359 from the sale of our common stock, investor deposits and borrowing from related parties.

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

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources in late 2025 or early 2026 in an effort to remediate the material weaknesses in our internal control over financial reporting.

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

During the nine-month period ended September 30, 2025, we sold an aggregate of 519,500 shares of our common stock for gross proceeds of $10,390,000 to individuals or entities, $9,540,000 was received in the first three quarters of 2025 and $850,000 was included in cash on hand at the end of 2024. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

During the nine-month period ended September 30, 2025, we issued an aggregate of 60,169 shares of our common stock to individuals or entities for consulting services.

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

CQENS Technologies Inc.

November 13, 2025	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

November 13, 2025	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

