Form 10-K
period 2025-12-31
CQENS Technologies Inc.
filed 2026-04-15
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

COMMISSION FILE NUMBER: 000-55470

CQENS Technologies Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1521407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 South Green Valley Parkway, Suite 343 Henderson, NV	89012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(702) 661-2404

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2025.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 27,579,752 shares of common stock are issued and outstanding as of April 13, 2026.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refers to CQENS Technologies Inc., a Delaware corporation. In addition, “2024” refers to the year ended December 31, 2024 and “2025” refers to the year ending December 31, 2025.

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

Our high-temperature non-combusting technology is supported by 82 U.S. and international patents and pending patents. Among the applications of our patented and patent-pending technology are those for Heat-not-Burn (“HnB”) devices. Independent tests performed by an accredited lab on our system’s prototypes supported the benefits of rapid heating, confirmed non-combustion, even at high temperatures, and produced better toxicology results, greater than 99% better, when compared to products requiring combustion and compared to other non-combusting technologies currently on the market.

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

We define our target market as the “international inhalation market,” a market that includes herbal, pharmaceutical, medical, recreational and lifestyle products and ingredients. Industry experts, such as Nielsen, Grand View Research, and Fior Markets, updated published reports in 2023 and 2024 that we have consolidated; these consolidated estimates support that this is a $1.1 trillion USD annual market. The largest category within this market is the combustible tobacco market, comprising over 90% of the total. Our near-term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

Since late 2019 we have focused our efforts on commercializing our HnB technology. We believe our HnB technologies have applications to the international tobacco industry and the growing hemp/CBD and cannabis industries. HnBs represent the latest in tobacco and inhalable technologies, and it is likely to supplant the electronic vapor system (EVS) technologies that include e-cigarettes and electronic nicotine delivery systems. We believe HnBs, if properly designed, will avoid many of the issues that have proved troublesome for EVS’, including thermal decomposition, heating irregularities and the formation and presence of high levels of acrolein and formaldehyde. In late 2019 Philip Morris International sought to introduce its HnB product to U.S. markets. This product, which was sold in more than 40 countries before entering U.S. markets, like other HnB technologies, is a device that heats a tobacco stick, rather than burning it, and testing by an independent accredited lab supports claims that the product can potentially reduce the number of noxious chemicals found in cigarette smoke by 95%. The Philip Morris product received the approval of the U.S. FDA in 2019, via both a Pre-market Tobacco Authorization (“PMTA”) and in 2020 with a Modified Risk Tobacco Product (“MRTP”) designation to market the product in the US. However, the International Trade Commission ruled on September 29, 2021 that the Philip Morris product violated certain British American Tobacco patents and ruled that the Philip Morris product could not be imported to or sold in the US. In 2023 Phillip Morris and British American Tobacco settled their patent litigation and the product is now being introduced into the US market.

On August 17, 2021, we entered into a Joint Venture Agreement (the “JV Agreement”) with Firebird Manufacturing, LLC (“Firebird”), a Barker Group company. Under the terms of the JV Agreement the parties have agreed to organize, negotiate, and establish a limited liability company joint venture entity (the “Joint Venture Entity”) for the purposes of developing, manufacturing, and distributing HnB products in the United States for an initial term of four years, subject to an automatic renewal for successive one-year terms provided certain conditions are met. The Joint Venture Entity will be owned equally by the Company and Firebird. The Company will license its intellectual property to the Joint Venture Entity, receiving a 10% royalty on direct consumable sales and will be responsible for designing and coordinating the manufacture of an HnB device exclusively conformed to heat but not combust. Firebird will be responsible for manufacturing the consumable and distributing both the device and consumables to the retail locations where the product can be lawfully sold.

The execution of the Joint Venture Entity Operating Agreement is subject to formalizing the definitive Joint Venture Operating Agreement and the execution of additional agreements, including a license agreement for the use of intellectual property, certain product development agreements, supply agreements and such other agreements as may be necessary to further the purpose of the JV Agreement. The parties anticipate completing all of the relevant agreements in 2026 although there are no assurances that the parties will complete and formalize these agreements.

On July 13, 2022, we announced that we completed R&D stages for the module for the automated manufacture of consumables for its proprietary, patented and patent pending HnB system. The system heats plant-based and/or medicant-infused formulations to produce aerosols for the inhalation of the plant and medicant constituents without combustion or the constituents of combustion, although there are no assurances its products can be commercialized. Contemporaneous with the completion of these R&D stages, effective July 13, 2022 the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”) a company based in Bologna, Italy, for Montrade to manufacture and install the module. The Company made an initial payment of $589,265 and is required to make additional payments of up to $1,086,465 for the module as certain stages are completed. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

On February 23, 2023, the Company made a payment of $138,386 for completion of the design phase. On March 29, 2023, the Company signed Amendment 1 to the manufacturing contract for additional design work and paid $12,465 of the additional $36,809 cost. As Amendment 1 was for design work, $12,465 was expensed. On October 18, 2023, the Company signed Amendment 2 to the manufacturing contract to modify certain components and paid $40,091 of the $114,546 cost.

In 2022, $130,948 of the initial payment was expensed for design services completed by Montrade. The remaining payment of $458,317 and the additional payment on October 24, 2023, for Amendment 2 of $40,091 for a combined total of $498,408 are related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. The $498,408 payment is recorded as Construction in progress. With the two amendments added and with payments made in 2023 the Company will be required to pay up to $1,046,878. On February 26, 2024, the Company signed Amendment 3 to the manufacturing contract, for a change to a component with a cost of $27,845 and made payment in full on March 6, 2024 for this change. On December 28, 2024, the Company signed Amendment 4 to the manufacturing contract, adjusting the payment terms. The Company committed to payment of up to 90% of the outstanding balance for the equipment build. This balance payment amounted to $813,875 and was paid in January 2025. On February 12, 2025, the Company signed Amendment 5 to the manufacturing contract for a modification to the machine. The cost of this Amendment 5 was $160,106 of which $80,053 was paid in February 2025. On December 30th, 2025 we signed Amendment 6 to the manufacturing contract for a modification to the machine. The cost of this Amendment 6 was $58,170 and was paid in full on December 30, 2025.

Effective June 3rd, 2025, CQENS entered into an Agreement with Montrade for the development, manufacture, delivery and installation of faster speed machine to manufacture consumables for the Company’s proprietary, patented and patent pending HnB system. We made an initial down payment of $1,016,531 on June 4th, 2025. The design phase was completed in November 2025 and we paid the balance in December 2025 and expensed a total of $302,299 related to the design phase. At December 31, 2025, the balance remaining under this Agreement is $1,839,348.

On December 20, 2023 we entered into a Shareholder Agreement with Asahi Corporation to establish CQENS Electronics (Hong Kong) Limited (“CEL”), a Hong Kong company, for design, development and manufacture of our heat-not-burn device. CQENS acquired 50% membership of CEL and holds majority of the board seats including the chair. Pursuant to the establishment of CEL, CQENS entered into an exclusive, worldwide license agreement with CEL for designing, manufacturing a consumer device consistent with our IP. Although the activities of CEL in 2025 and 2024 are minimal and are reflective of its limited activity, CEL is included in our consolidated financial statements.

In November 2025, we set-up a research and development operation in Shenzhen, China to expend our efforts and increase our workforce. We entered into a two-year lease agreement with fixed rent for the term of the lease. The monthly rent is approximately $4,878 USD per month.

In December 2025, we relocated our corporate headquarters to Henderson Nevada where we have a 12-month lease at an approximate cost of $1440 per month. The facilities are sufficient to maintain the Company’s current operations.

As the largest category within this global inhalation market is the combustible tobacco market, comprising over 90% of the total, our near-term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness. To this end we have added three critical senior executives to our management team with decades of experience in the tobacco and next-generation sectors filling our Chief Operating Officer, Chief Commercial Officer and Chief Technical Officer roles. Their experience is extensive and includes executing global commercial strategy; development and scaling of reduced-risk product portfolios across multiple international markets; machinery and manufacturing solutions in the tobacco and next generations product sectors.

Further, we’ve established a team of employee engineers in Shenzhen, China to work closely with our US-based research and development engineering team and our Hong Kong based joint venture entity, CQENS Electronics (Hong Kong) Limited, to complete the design for manufacturability of our launch products. And with our Hong Kong JV are working to secure national and international certification markings.

Our joint venture partner in Hong Kong has sourced and secured suppliers for the device components, completed the tooling and is focused on the production process for mass manufacturing of our devices.

Our US-based joint venture partner, Firebird, is in the midst of construction of a new and much larger facility where the consumable manufacturing production line equipment will be installed for the mass production of our consumables.

We have retained the services of a related-party, Plexus Corporation, to consult with us in the design and development of our quality management systems within our corporate office and throughout our joint ventures and reaching to our suppliers and will work to ensure the manufacturing facilities are GMP compliant.

We have retained Jefferies, a leading investment banker and capital markets firm, to explore the opportunities to secure a long-term strategic partnership or to secure the capital resources necessary to successfully commercialize our products. And, we have retained Munger, Tolles and Olsen LLP who will assist in the negotiation process.

We have retained McKinney Regulatory Science Advisors LLC and Applied Research & Analysis Company LLC (ARAC) to consult, conduct trials and testing, and assist us as we navigate through the PMTA process.

We have met with the FDA and have received clear guidance on a path forward for conducting clinical trials.

Intellectual Property

We have worked with our intellectual property counsel, Cislo and Thomas LLP, for more than a decade securing patents and pending patents for our proprietary methods for heating plant-based consumable formulations that produce an aerosol for inhalation of plant constituents including heated tobacco products. Our high-temperature non-combusting technology is supported by 82 U.S. and international patents and pending patents. Our low-temperature, aerosolizing technology is supported by 30 U.S. and international patents and pending patents.

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

President Donald Trump’s January 2025 order requiring the removal of 10 regulations, rules, or guidance for each new one issued may put administrative pressure the FDA and other federal health agencies. This could disrupt or delay the FDA from promulgating new regulations and guidance. We can provide no assurance that President Trump’s new administration will limit the current authority of FDA nor eliminate or lessen their authority to regulate our products and if so whether that will benefit us. A reduction in the number of employees at the FDA could negatively affect the development of our anticipated products. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for product modifications to reviewed and/or approved by necessary government agencies, which would adversely affect our business.

Outside of the U.S, some governments have banned, are seeking to ban, or severely restrict emerging tobacco and nicotine-containing products, such as our HnB products, and communication of truthful and non-misleading information about such products. Significant markets that have prohibited or severely restricted the sale of one or more category of HnB products include Argentina, Brazil, Canada, France, India, Mexico, Turkey, Australia, Thailand, and Vietnam.  These regulations might foreclose or unreasonably restrict adult consumer access to products that might be a better consumer choice than continuing to smoke cigarettes. These regulations could also constitute, in effect, non-tariff barriers to trade.

Human capital

CQENS management has attracted and retained both internal and external human resources with expertise and experience, we believe will position the Company to effectively execute its strategic plan to commercialize its heated tobacco product.

In the first quarter of 2026 we added three executives to our management team with decades of experience in the tobacco and next-generation sectors including: executing global commercial strategy; development and scaling of reduced-risk product portfolios across multiple international markets; machinery and manufacturing solutions in the tobacco and next generations product sector.

We have engaged a core group of engineers, some from the inception of CQENS, who have committed significant time and have significantly contributed to our research and development efforts and who continue to be engaged in full-time or near full-time capacity and who have developed prototypes of our launch products. Additionally, we have added employee engineering resources in Shenzhen expanding our research and development team who have advanced our efforts from prototype to product realization for our launch products. The Shenzhen-based team of employees are included in our employee count below.

At April 15, 2026, the Company had 14 employees consisting of its 6 executive officers, 2 office managers and 6 engineers.

Employee health and safety in the workplace is one of our core values. Given our current product development opportunities and commercialization efforts, we expect to expand our management and employee numbers in order to meet future strategic and operational requirements and commitments. Over the next few years, we would expect to undertake this expansion with strong consideration given to management and employee diversity, to learning and innovation and to establishing and maintaining positive and dynamic workplace environments. This will require greater compensation and benefit expenditures than the Company has incurred during its development stage.

Our history

We were incorporated under the laws of the State of Delaware on December 21, 2009 under the name OICco Acquisition IV, Inc. with the principal business objective of merging with or being acquired by another entity. On April 11, 2014, we entered into a Share Exchange Agreement and Plan of Reorganization with VapAria Solutions and its shareholders which is described in greater detail in Note 1 of the notes to our consolidated financial statements appearing later in this report. Following the closing of this transaction, in August 2014 we changed the name of our company to VapAria Corporation. In December 2019 we changed our corporate name to CQENS Technologies Inc. In December 2025, we relocated our registered corporate office from Minnesota to Nevada.

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

FINANCIAL RISKS

We have a history of losses and we do not generate any revenues.

We reported a net consolidated loss of $13,043,195 and $10,912,576 for 2025 and 2024, respectively, and we have a working capital surplus of $7,427,664 at December 31, 2025. We do not have any revenue generating operations, and do not expect to launch our first products until 2027. Management believes it has sufficient funds for the next 12 months to complete the next phase of our business plan where we will then need to raise significant capital to pay our operating expenses and satisfy our obligations as they become due. If we are unable to secure the necessary capital, our ability to continue our operations will be in jeopardy.

Our auditors have raised substantial doubts in our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced losses from operations, which losses have caused an accumulated deficit of $47,789,247 at December 31, 2025. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2025, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. While we have secured significant capital through private investments, we do not have continuous sources of capital or certainty of additional capital. We will require substantial capital for commercialization of our launch products. There are no assurances we will be able to raise sufficient capital to implement our business plan. If we unable to bring a product to market and raise capital we will not be able to meet our obligations and we could be forced to cease operations in which event investors would lose their entire investment in our company.

We will require additional capital to fund our operations and although we have been successful raising capital to date, we cannot guarantee this will continue. Should we be unsuccessful in raising capital, we could be forced to cease operations.

We have not generated any revenues to date and, subject to the availability of sufficient capital, do not expect to launch our first products until 2027, owing to our recent focus on regulatory approved products. We have raised funds through private transactions since inception that have to date covered our operating expenses. To support our initiatives, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements with well capitalized companies. We recognize that our ability to raise additional financing depends on many factors beyond our control, including the current volatility in the capital markets, risks associated with investing in a pre-revenue company with no guarantee our products can be commercialized, the current lack of a public market for our common stock and the development or prospects for development of competitive technology by others. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may never be able to effectively monetize our intellectual property assets. In that event, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

BUSINESS RISKS

We have a limited operating history and have not launched any products.

We are a company with a limited operating history and while we have developed prototypes we have not launched any product. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Certain factors that could, alone or in combination, affect our ability to successfully develop and market our products, include:

●	our ability to build and finance our products at our targeted scale on a cost-effective basis and in the time frame we anticipate;

●	technical challenges developing our commercial production processes or systems that we are unable to overcome;

●	reliance our Hong Kong-based joint venture for fabricating and assembling our products;

●	Reliance on our US-based joint venture for production of our consumables

●	our ability to establish markets for our products;

●	our ability to obtain financing;

●	our ability to meet our potential customers’ requirements or specifications;

●	our ability to secure and maintain all necessary U.S. and international regulatory approvals and to comply with applicable laws and regulations for our products;

●	our ability to establish new relationships, or maintain and expand our existing relationships, with strategic partners, including strategic partners that will manufacture and market our products; and

●	actions of direct and indirect competitors that may seek to compete with the products that we develop.

There are no assurances the Barker Group/Firebird Manufacturing joint venture will be finalized.

As of the date of this report, the Barker Group/Firebird Joint Venture has not been finalized. We expect to finalize the Joint Venture in 2026. There is no assurance that we will be able to finalize the Joint Venture by then or at any point in the future. Delays or failure to complete and finalize certain details may impair our ability to realize our business prospects and strategic objectives.

In addition to management’s full-time or near full-time commitment to the Company, certain of our officers and directors have other interests and obligations outside of CQENS and may have conflicts of interest.

As of the date of this report we have fourteen employees, including our six executive officers. While our executive officers devote such time to us as they deem reasonable and necessary to discharge the business of our company, our officers have professional interests in a variety of activities other than those relevant to us. We do not have any written employment agreements with our officers. Accordingly, conflicts may arise in the allocation of time between our company and one or more of these activities. While we expect that our board of directors and management will exercise their fiduciary obligation to our company, there are no assurances any conflicts of interest which may arise will be resolved in our favor.

We rely on a third-party manufacturer of our production line equipment for our consumables and our joint venture partners for production of our devices and consumables.

We have not manufactured the products we intend to launch and must rely on a third-party manufacturer of our production line equipment for our consumables and our joint venture partners to launch products. Our anticipated future reliance on our joint venture partners and third-party manufacturer exposes us to the following risks:

●	our third-party manufacturer may be unable to complete the manufacturing of the production line equipment to meet specifications and within our desired timelines

●	our joint venture partners may not perform as agreed or be able to produce devices or consumables in line with our volume expectations

●	our third-party and joint venture partners may ail to comply with federal, state or foreign regulations

Each of these risks could delay our product development or result in higher costs or deprive us of potential product revenues.

Certain of our proposed products will be subject to FDA oversight.

Our current business strategies call for us to develop certain products that now fall under the regulatory authority of the FDA. Our product candidates are expected to undergo costly and time-consuming rigorous non-clinical. and clinical testing and we will be required to obtain regulatory approval prior to the sale and marketing of some of our products. While we believe that the features of certain of our products may enable us to secure FDA fast track approval, there are no assurances our beliefs are correct. We have engaged consultants with experience conducting the required tests and meeting requirements of all seven modules of the PMTA process however, the results of the testing or issues that develop in the review and approval by any regulatory agency, including the FDA, may subject us to unanticipated delays or prevent us from marketing any proposed products we may develop.

We have not marketed, sold or distributed products and have limited capacity and resources at this time.

We may not have the capital resources for allocation to the sales and marketing of our proposed products without a source for this capital. Our future success depends in part on our ability to maintain the collaborative relationship with our joint venture partner and their ability to market, sell and distribute our products. If our joint venture partner is unable to effectively market, sell and distribute our proposed products, we will require significant capital, management resources and time to establish and develop an in-house marketing and sales force with technical expertise or secure a third-party collaborator. There can be no assurance that we will be able to establish or maintain relationships with third-party collaborators or fully develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenue we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our proposed products in the United States or overseas.

We may not be successful in establishing and maintaining a strategic partnership, which could adversely affect our ability to commercialize our proposed products.

We intend to enter into strategic partnerships in the future, including alliances with other consumer product companies, to enhance and accelerate the commercialization of our proposed products. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

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

To the extent we elect to enter into licensing or collaboration agreements to partner our candidate products, our dependence on such relationships may adversely affect our business.

Our commercialization strategy for certain of our proposed products may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of these candidate products. Supporting due diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we may have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our collaborators could delay or terminate their agreements, and our proposed products subject to collaborative arrangements may never be successfully commercialized.

Tariffs may adversely affect our business.

The imposition of new or increased tariffs, or the threat of such tariffs, could adversely affect our business, financial condition, and results of operations. Tariffs may increase the cost of raw materials, components, or finished goods that we import, which could reduce our margins. Ongoing uncertainty surrounding trade policies may also disrupt supply chains, increase procurement complexity, and require changes to sourcing strategies, any of which could negatively impact our operations.

RISK RELATED TO OUR COMMON STOCK

There is no public market for our common stock. In the event we establish a market for our common stock, it is likely that the market for that common stock will be limited.

There is no public market for our common stock, and we have not undertaken an initial public offering. The timing and success for establishing a public market for our common stock is presently unknown. Even if we are successful in establishing a public market for our common stock, it is likely that the market will be limited and sporadic and generally at very low volumes until such time, if ever, as we are able to develop a following for our common stock. An active market for our common stock may never develop.

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

We previously maintained our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We leased these premises from 5550 Nicollet LLC, an affiliate of Mr. Chong. From December 2019 through the end of 2024, we entered into month-to-month leases each December at an annual rental rate of $9,300. We continued to rent this same space on a month-to-month basis in 2025 until our relocation to Nevada on December 23, 2025. The monthly rent was $800. Effective December 23, 2025, the Company relocated its corporate offices from 5550 Nicollet Avenue, Minneapolis, MN 55419 to 170 S Green Valley Parkway, Suite 343, Henderson, NV 89012. The lease of the corporate office facilities in Henderson, NV, is for a term of 12 months at an approximate cost of $1,441 per month. The facilities are sufficient to maintain the Company’s current executive operations.

Effective April 15, 2022, the Company entered into a lease agreement for research and development and product engineering space located at 8035 Soquel Drive, #41, Aptos, California. The initial term of the lease was three years ending April 30, 2025. The Company extended the lease for an additional 2-year term commencing May 1, 2025 through April 30, 2027. The Company pays an escalating base rent over the life of the lease of initially $4,800 per month increased to $5,175 in May 2023, then $5,555 in June of 2024. The rate increased in June 2025 to $5,930 per month. The Company’s pro rata portion of property expenses and operating expenses is included in this rent.

On November 10, 2025, we entered into a 2-year lease agreement for research and development space located at Room 407, Building 6, Qianhai Kexing Science Park, Laodong Community, Xixiang Subdistrict, Bao’an District, Shenzhen, Guangdong Province P.R. China. The rent is fixed for the duration of the term. Common area maintenance is included in the rent. The rent is 34,373 RMB per month or approximately $4,878 USD per month.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock. As of April 15, 2026, there were approximately 228 owners of our common stock.

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

Recent sales of unregistered securities

During the period covered by this report, we sold the restricted securities below under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The securities contain a legend restricting their transferability absent registration or applicable exemption.

In 2025 we sold an aggregate of 577,500 shares of our common stock for $11,550,000 in private transactions with 15 accredited and/or non-U.S. persons. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

In 2025 we issued an aggregate of 167,869 shares of our common stock to 14 unrelated third parties as compensation for consulting services for the consultants’ guidance and expertise in identifying business opportunities, partners and other skilled consultants, therapeutic applications of our patents, technologies, and formulations; as well as pathways to regulatory approvals and authorizations. The third parties are accredited and/or non-U.S. persons. The stock was valued at $3,357,380.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2025 and 2024 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statement Regarding Forward Looking Information, Item 1A. Business and Item 1A. Risk Factors in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Going concern

For 2025, we reported a net consolidated loss of $13,043,195 and net cash used in operations of $4,269,253. At December 31, 2025, we had cash on hand of $8,914,107 and an accumulated deficit of $47,789,247. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2025 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our cash balances and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenue, report profitable operations or continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

Our total operating expenses for 2025 increased 21.80% over those reported for the same period in 2024. This increase is attributable to an increase in research and development expenses of 30.84% relating to increased engineering services. An increase in general and administrative expenses of 98.15%, primarily related to compensation expense, further contributed to this increase. An increase in professional fees of 9.06% rounded out this overall increase in operating expenses in 2025 versus 2024.

We expect that our operating expenses will increase as we continue to develop our business and we devote additional resources toward our product development and business opportunities, promoting that growth, most notably reflected in anticipated increases in general overhead, salaries for personnel and technical resources, as well as increased costs associated with our SEC reporting obligations, and our work to secure PMTA . However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify the expected increases in operating expenses in future periods.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2025, we had $8,914,107 in cash and cash equivalents and a working capital surplus of $7,427,664 compared to $4,596,556 in cash and cash equivalents and a working capital surplus of $1,575,975 at December 31, 2024. Our current liabilities decreased $1,282,915 from December 31, 2024, reflecting a decrease in our accounts payable, decrease in investor deposits, decrease in our accrued expenses, and an increase in related party loans. Our source of operating capital in 2025 came from the sale of 577,500 shares of our commons stock raising $10,700,000 and applied the investor deposit balance at December 31, 2024 of $850,000, borrowing from related parties of $339,650 and repayment to related party loan of $100,000 compared to the same period in 2024 where our source of operating capital came from the sale of 343,400 shares of our common stock raising $6,868,000 and a related party loan of $112,467.

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

In 2024 we borrowed funds from Xten Capital Group, a related party, and in 2025 we repaid a small portion. As a result on December 31, 2025, we owed Xten $900,000. The loan is non-interest bearing and due upon demand. The funds are being used for working capital.

We raised $10,700,000 from the sale of our securities in 2025 and applied the investor deposit balance at December 31, 2024 of $850,000 and $6,868,000 from the sale of our securities during 2024. We believe we have sufficient capital to fund the next 12 months, however there is no assurance we will have sufficient funds for commercialization. There is no assurance we will have sufficient funds due to circumstances beyond our control including government shutdown, regulatory changes, delays or additional requirements. In that event, our ability to continue as a going concern is in jeopardy.

During the first quarter of 2026 we sold an aggregate of 6,000 shares of common stock to two accredited investors for gross proceeds of $120,000. Proceeds from the sales are being used for working capital.

Summary of cash flows

	December 31, 2025	December 31, 2024
Net cash (used) in operating activities	$(4,269,253)	$(3,194,369)
Net cash (used) in investing activities	$(2,345,913)	$(390,027)
Net cash provided by financing activities	$10,939,650	$7,830,467

Our cash used in operating activities increased 33.65% in 2025 compared to 2024. In both years we used cash primarily to fund our net losses.

In 2025, our cash used in investing activities was $2,345,913 with $512,005 from capitalization of intellectual property related to legal fees and $1,833,908 from additions to property, plant and equipment. In 2024 our cash used in investing activities was $390,027 with $362,182 from capitalization of intellectual property related to legal fees and $27,845 from additions to property, plant and equipment.

Net cash provided by financing activities in 2025 consisted of $10,700,000 from sale of our common stock, $339,650 in borrowing from related parties and $100,000 in repayment to related parties. Net cash provided by financing activities in 2024 consisted of $6,868,000 raised from the sale of 343,400 shares of common stock and $112,467 in borrowing from related parties.

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

Recent accounting pronouncements

In December 2023, the financial Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 “Income Taxes (Topic 740),” to enhance the transparency and decision usefulness of income tax disclosures that would provide information for investors to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Any additional disclosures are presented in the income taxes section of the notes to the consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment our management has concluded that as of December 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. To remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. To do so, we will need additional capital to permit us to hire employees and put the requisite controls in place. Given the uncertainties with our ability to raise working capital as discussed earlier in this report, there are no assurances we will be able to remediate the material weaknesses in our internal control over financial reporting during 2026.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Alexander Chong	61	Chairman of the Board of Directors, Chief Executive Officer
Daniel Markes	64	Chief Financial Officer, director
Titus Wouda Kuipers	59	Chief Commercial Officer
Markus Bonke	54	Chief Operating Officer
Gerard Shudall	57	Chief Technology Officer
William Bartkowski	74	Chief Administrative Officer, secretary

Alexander Chong. Mr. Chong has served as Chairman of the Board and Chief Executive Officer since July 2014. Mr. Chong is an experienced entrepreneur and businessman. Since founding the company in 1993, he has also served as the Chairman of Plexus International, a consulting and training organization with 14 international offices and its principal office located in Minneapolis, Minnesota. Mr. Chong has also served as Chief Executive Officer and a member of the board of directors of Xten Capital Group, a Minnesota-based company with investment interests in technology and a variety of Asia-based opportunities since 2007. He has broad experience in international business and manufacturing quality. Mr. Chong also has experience serving on boards of directors of privately held companies in the role of an independent director, as well as identifying key joint venture partners and negotiating and securing international distribution agreements with large multi-national companies. In connection with the developer of the original e-cigarette, Mr. Chong oversaw U.S. patent filings and developed the first disposable e-cigarette offered for distribution and sale in the U.S. Mr. Chong received a B.S. in Chemistry from Boston University. Mr. Chong’s significant professional experience in our business sector and international business and technology were factors considered by the board of directors in concluding that he should be serving as a director of our company.

Daniel Markes. Mr. Markes has served as Chief Financial Officer and a member of the board of directors since July 2014. In this role, Mr. Markes is responsible for the company’s global financial strategy, financial performance, and financial governance. Since 1997 Mr. Markes has been a strategic partner with Mr. Chong, founder of Plexus International, a Minneapolis-based global enterprise, as its CFO. With more than thirty years of experience in financial management, strategic leadership and operations for companies and business units across global markets, Mr. Markes has executed long-term growth strategies, led organizational transformations, acquisitions and integrations that drove growth, operational efficiency and profitability. Mr. Markes serves as the Treasurer/Chief Financial Officer of Xten Capital Group, and is an officer of 5550 Nicollet LLC, affiliated entities of Mr. Chong. Mr. Markes received a BBA degree from Brock University. Mr. Markes’ vast experience as a businessman and a financial executive were factors considered by the board of directors in concluding that he should be serving as a director of our company.

Titus Wouda Kuipers. Mr. Wouda Kuipers has served as Chief Commercial Officer of the Company since March 2026. In this role, Mr. Wouda Kuipers is responsible for the Company’s global commercialization across multiple jurisdictions and joint venture partnerships. Before joining the Company, Mr. Wouda Kuipers was the Co-Founder and Chief Executive Officer of Vilosophy UK Ltd. starting in 2020, where he was responsible for setting the company’s strategic direction, overseeing overall operations and financial performance, and representing the business to partners, customers, investors, and regulators in the Next Generation Products category. Earlier in his career, Mr. Wouda Kuipers held senior leadership roles at Imperial Brands PLC, including responsibilities relating to next-generation product categories. His experience includes global commercial strategy, market entry planning, and the development and scaling of reduced-risk product portfolios across multiple international markets. Mr. Wouda Kuipers holds a business administration degree from the University of Groningen in The Netherlands.

Markus Bonke, Mr. Bonke has served as Chief Operating Officer of the Company since March 2026. In this role, Mr. Bonke is responsible for the Company’s global operations across multiple jurisdictions and joint venture partnerships. Before joining the Company, Mr. Bonke was the Co-Founder and Chief Operating Officer of Vilosophy UK Ltd. starting in 2020, where he was responsible for setting up, expanding, and positioning the company as an international player in the Next Generation Products category. Earlier in his career, Mr. Bonke held various senior leadership positions at Imperial Brands PLC, delivering large-scale business transformations, leading people, and global operational work streams in major change programs, including mergers and acquisition integration, market entries and the rollouts of new business models. Mr. Bonke holds a law degree from the University of Hamburg in Germany and was a member of the Hamburg Lawyers Bar Association from 2001 to 2019.

Gerard Shudall. Mr. Shudall has served as Chief Technology Officer of the Company since March 2026. In this role, Mr. Shudall is responsible the ongoing development of the CQENS Technology Platform in it’s various embodiments. Since 2017, Mr. Shudall has served as the managing director of Numstrata Limited (“Numstrata”), a consulting services firm based in the United Kingdom. Mr. Shudall served as Chief Product Officer at Vilosophy UK Ltd from 2020 to the present, where he is responsible for the development and manufacturing of a range of nicotine and other consumer products. Earlier in his career, Mr. Shudall held various leadership positions at Imperial Tobacco focused on the development of products, machinery and manufacturing solutions in the tobacco and next generation product sector. Following his 21 years in Imperial brands he cofounded Vilosophy UK Ltd and Numstrata LTd where he has consulted for a number of international companies in the Next Generation Products sector. Mr. Shudall holds a Higher National Certificate in Electrical and Electronic Engineering from Knowsley College in the UK.

William P. Bartkowski. Mr. Bartkowski has served as an executive officer of our company since July 2014. Mr. Bartkowski has had a three-decade career in banking, consulting and marketing. Since 2008 Mr. Bartkowski has been engaged as a business consultant. From 1988 to 1995 he was an executive officer of Metropolitan Financial Corp., a NYSE listed company and from 1996 to 2004 Mr. Bartkowski was a partner in a Minneapolis-based public and investor relations firm. He has been involved with the electronic cigarette business since late 2006. In that capacity he has organized, directed and optimized marketing, consumer focus group testing, market analysis and sales testing and he has negotiated and finalized plans and agreements with major U.S. distributors and retailers with respect to electronic cigarettes. Mr. Bartkowski has also been involved extensively in U.S. and international regulatory and legal issues affecting electronic cigarettes and tobacco issues. He previously provided investor relations and capital markets advisory services, including capital formation and M&A counsel for more than a dozen public companies. From April of 2013 until November of 2015 Mr. Bartkowski served on the board of directors and was an officer of the Smoke Free Alternatives Trade Association (SFATA), a leading international advocacy group for keeping e-cigarettes innovative, accessible and unencumbered by burdensome laws and regulations. Mr. Bartkowski received a B.A. in English from the University of Mary, an M.A. in English from North Dakota State University and a PhD in Adult Education.

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

Board leadership structure and board’s role in risk oversight

The board of directors is comprised of members of our management, and we do not have any independent directors. Mr. Chong, our Chief Executive Officer, also serves as Chairman of the Board. Given the early stage of our company, our board believes the current leadership structure is appropriate for our company. As our company grows, we expect to expand our board of directors through the appointment of independent directors.

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

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. Given the early stage of our business, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations for additional directors proposed, in the event such a proposal is made, all members of our board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our board.

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

A copy of our Code of Ethics and Conduct is available without charge, to any person desiring a copy, by written request to us at our principal offices at 170 South Green Valley Parkway, Suite 343, Henderson, Nevada 89012. A copy of our Code of Ethics and Conduct may also be found on our website at www.cqens.com.

Director Compensation

Our directors do not receive compensation for their services as directors.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;

●	our two most highly compensated named executive officers at December 31, 2025 whose annual compensation exceeded $100,000; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2025.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alexander Chong,	2025	343,835	-	-	-	-	-	-	343,835
Chief Executive Officer	2024	230,265	-	-	-	-	-	-	230,265

Daniel Markes,	2025	233,380	-	-	655,755	-	-	-	889,135
Chief Financial Officer	2024	206,708	-	-		-	-	-	206,708

William Bartkowski	2025	156,655	-	-	327,878	-	-	-	484,533
Chief Administrative Officer	2024	126,295	-	-	-	-	-	-	126,295

How the executive’s compensation is determined

Effective with the end of the first pay period, on January 14, 2022, the board approved annual salaries for its: (1) CEO, Alexander Chong, of $325,080 per annum; (2) COO, William Bartkowski, of $125,040 per annum; and (3) CFO, Daniel Markes, of $200,040 per annum. The Company has not entered into any written employment agreements with its officers. These rates remain in effect as of the date of this report. Due to limited cash resources in the first half of 2024, some of the executive compensation amounting to $189,630 was deferred. There was no deferral of executive compensation in 2025. The deferred amount from 2024 outstanding as of the date of this report is $105,920.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2025:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Alexander Chong, CEO	300,000	-	-	12.00	10/20/26	-	-	-	-

William Bartkowski, CAO	42,858	-	-	12.00	10/20/26	-	-	-	-
	20,000	-	-	10.00	10/21/27	-	-	-	-
	25,000	-	-	20.00	12/31/30	-	-	-	-

Dan Markes, CFO	42,858	-	-	12.00	10/20/26	-	-	-	-
	20,000	-	-	10.00	10/21/27	-	-	-	-
	50,000	-	-	20.00	12/31/30	-	-	-	-

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

On December 31, 2025, we granted 25,000 and 50,000 options, respectively under the Company’s 2019 Equity Compensation Plan to two executive officers, Mr. Bartkowski and Mr. Markes. The options granted are fully vested upon grant and are exercisable at an exercise price of $20.00 per share. The fair market value of the options at the grant date using the Black Sholes options pricing model was determined to be $983,633 We did not grant any options during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plans not approved by our stockholders:	196,500	$20.00	-
Plans approved by stockholders:
2014 Equity Compensation Plan	1,063,574	$10.81	-
2019 Equity Compensation Plan	750,950	$12.81	2,149,050

Equity Compensation Plan

Throughout 2025, we had two equity compensation plans, our 2014 Equity Compensation Plan (the “2014 Plan”) and our 2019 Equity Compensation Plan (the “2019 Plan”). The 2014 Equity Compensation Plan expired in 2024. On August 19, 2014, our board of directors adopted our 2014 initially covering 10,000,000 shares of common stock. The 2019 Plan was ratified by our shareholders on August 19, 2019. The 2019 Plan initially covered 2,000,000 shares of common stock. The 2019 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year during the term of the 2019 Plan, beginning with calendar year 2020, by an amount equal to 15% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, up to a maximum annual increase of 150,000 shares of common stock.

During the fiscal year ended December 31, 2025, the Company granted stock options to certain third-party service providers, including consultants and advisors, outside of its shareholder-approved equity compensation plans. These awards were issued in connection with strategic advisory services and business development initiatives and were intended to align the interests of such service providers with those of the Company and its stockholders. The Company accounts for these awards in accordance with ASC 718, Compensation—Stock Compensation. The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model, with key assumptions including expected volatility, risk-free interest rate, expected term, and dividend yield. Stock-based compensation expense associated with these awards is recognized over the requisite service period, subject to the achievement of applicable performance conditions. These grants were made outside of the Company’s equity compensation plans. The Company evaluates such awards on a case-by-case basis and considers them an important tool to attract and retain specialized expertise and to advance strategic objectives where alternative forms of compensation may not be practical or cost-effective.

The other terms of the 2014 Plan and the 2019 Plan are identical. The purpose of each of the plans is to enable us to offer our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are, or will be important to our success, an opportunity to acquire a proprietary interest in our company. The plans are administered by our board of directors. Plan options may either be:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, there were no reports untimely filed during the fiscal year ended December 31, 2025, except as follows:

On December 31, 2025, we granted 25,000 options and 50,000 options, respectively, under the Company’s 2019 Equity Compensation Plan to two executive officers, Mr. Bartkowski and Mr. Markes. The options granted are fully vested upon grant and are exercisable at an exercise price of $20.00 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 15, 2026, we had 27,579,752 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our named executive officers, and directors.

Unless otherwise indicated, the business address of each person listed is in care of 170 South Green Valley Parkway, Suite 343, Henderson, NV 89012. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Common Stock
Name and Address of Beneficial Owner	Shares	%

Alexander Chong (1)	26,316,216	72.37%
William P. Bartkowski (2)	67,858	*	%
Daniel Markes (3)	424,288	1.16%
Markus Bonke (4)	20,000	*	%
Titus Wouda Kuipers (5)	20,000	*	%
Gerard Shudall (6)	30,000	*	%
All officers and directors as a group (six persons) (1)(2)(3)(4)(5)(6)	26,878,362	73.91%

*	less than 1%

(1)	Includes: (i) 1,595,715 shares of our common stock held of record by Chinhak LLC; (ii) 17,420,501 shares of our common stock held of record by Xten; and (iii) 300,000 shares of common stock underlying options held with an exercise price of $12.00 per share. Mr. Chong has voting and dispositive control over the shares held of record by both of these entities; (iv) Includes 7,000,000 warrants shares of common stock underlying warrants held with an exercise price of $5.31 per share and excludes 14,000,000 warrants that are subject to vesting. Excludes 428,572 shares of common stock held by Mr. Chong’s wife, of which he disclaims any beneficial ownership.

(2)	Includes (i) 42,858 shares of our common stock of common stock underlying options with an exercise price of $12.00 per share; (ii) 20,000 share of our common stock underlying options with an exercise price of $10.00 per share; and (iii) 25,000 shares of our commons stock with underlying options with an exercise price of $20.00 per share.

(3)	Includes (i) 168,572 shares of our common stock; (ii) 42,858 shares of common stock underlying options with an exercise price of $12.00 per share; (iii) 20,000 shares of common stock underlying options with an exercise price of $10,00 per share; (iv) 50,000 shares of our common stock underlying options with an exercise price of $20.00 per share; and (v) 142,858 shares of our common stock owned by Paula Markes, his spouse.

(4)	Includes 20,000 shares of the Company’s common stock underlying options exercisable at an exercise price of $10.00 per share.

(5)	Includes 20,000 shares of the Company’s common stock underlying options exercisable at an exercise price of $10.00 per share.

(6)	Includes (i) 10,000 shares of our common stock; (ii) 20,000 shares of the Company’s common stock underlying options exercisable at an exercise price of $10.00 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2025 the Company repaid $100,000 to Xten, a common control entity while in 2024 the Company borrowed $100,000 from Xten. The loan is non-interest bearing and due upon demand. The funds are being used for working capital. In 2025 the Company’s subsidiary, CEL, borrowed $62,603 from Ann Liu. Ms. Liu, the Chief Operating Officer of CEL while in 2024 we borrowed $16,714 from Ms. Liu. At December 31, 2025, the balance outstanding is $79,317. In 2025 we borrowed $57,302 from Asahi Corporation Limited a common control entity of Liu Mei Chong, and our JV partner of CEL. The loan is non-interest bearing and due on demand. The balance due to Asahi at December 31, 2025 is $57,302. In October 2025 we established operations in Shenzhen, China and in doing so we borrowed money from two individuals related to this start-up. In 2025 we borrowed $212,045 from Tianyang Zhang and $7,700 from Xinjie Liu to fund operations. The loans are unsecured, non-interest bearing and due on demand.

In December 2024, the Company entered into an agreement with Plexus Corporation, a common control entity, whereby Plexus will provide Consultation and Support Services to CQENS as it relates to Quality Management Systems Development (QMS) and CQENS’s Product development, regulatory compliance and commercialization. In 2025 and 2024, the fees and reimbursable expenses totaled $121,614 and $20,125 respectively.

In 2025 and 2024, the Company utilized Plexus Corporation, a common control entity to provide accounting support. Total costs were $1,419 and $1,525 respectively. In August 2025 we initiated the usage of project management services provided by Plexus personnel. The total cost to the Company for this service in 2025 was $25,000.

Through December 23, 2025, we maintained our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We leased the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong. Annual rent was $9,600 in 2025 and $9,300 in 2024. In December 2024 we entered into a new month-to-month lease that began January 1, 2025, with a monthly rental rate of $800. As of December 31, 2025, there is no outstanding balance due to 5550 Nicollet LLC. The lease was not renewed and we relocated our corporate office to 170 S Green Valley Parkway, Suite 343, Henderson, NV 89012.

We had existing business relationships with affiliates of our 3 new executives. We have paid for services provided and may from time to time pay these affiliates for services unrelated to the executives’ roles with our company.

In 2025, the Company paid fees to Numstrata, an entity where Mr. Shudall serves as managing director, for support services, travel, and supplies in the amount of $233,212. Through 2026, the Company has paid fees to Numstrata totalling $54,332.

Currently, Mr. Shudall owns 10,000 share of our common stock that was granted upon Mr. Shudall’s assignment, as a co-inventor, of certain HnB intellectual property to CQENS.

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey LLP for 2025 and 2024.

	2025	2024

Audit Fees	$116,030	$125,660
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$116,030	$125,660

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to the auditors with respect to 2025 were pre-approved by the entire board of directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

●	Report of MaloneBailey, LLP, Houston, TX (PCAOB ID 206);

●	Consolidated balance sheets at December 31, 2025 and 2024;

●	Consolidated statements of operations for the years ended December 31, 2025 and 2024;

●	Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2025 and 2024;

●	Consolidated statements of cash flows for the years ended December 31, 2025 and 2024, and

●	Notes to consolidated financial statements.

(b)	Exhibits. [UPDATE – DELETE OLD/MATERAL EXHIBITS. EXAMPLE – DELETE WARRANTS]]

		Incorporated by Reference			Filed or
No .	Exhibit Description	Form	Date Filed	Number	Furnished Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders+	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	S-1	6/30/14	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/09/16	3.5
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/18/19	3.5
3.5	Bylaws	S-1	3/29/10	3(b)

4.1	Form of Series A Common Stock Purchase Warrant	8-K	10/2/20	4.1
4.2	Form of Series B Common Stock Purchase Warrant	8-K	10/2/20	4.2
4.3	Form of Series C Common Stock Purchase Warrant	8-K	10/2/20	4.3
10.1	Intellectual Property Assignment Agreement dated August 1, 2010 between Alexander C. Chong, William P. Bartkowski and Chong Corporation	S-1	6/9/14	10(d)
10.2	2014 Equity Compensation Plan *	8-K	8/21/14	10.7
10.3	Lease extension dated December 31, 2017 with Chong Corporation	10-K	3/29/18	10.21
10.4	Asset Purchase Agreement dated December 31, 2019 by and between CQENS Technologies Inc. and Chong Corporation	8-K	1/2/20	10.1
10.5	Form of Stock Purchase Agreement	8-K	1/31/20	10.1
10.6	Commercial Month to Month Lease	10-K	4/10/20	10.29
10.7	Form of Stock Purchase Agreement	8-K	6/5/20	10.1
10.8	Form of Amended and Restated Operating Agreement dated July 24, 2020 of Leap Technology LLC by and between CQENS Technologies, Inc., Zong Group Holdings LLC and Leap Management LLP	8-K	7/29/20	10.1
10.9	Form of Contribution Agreement Via Exclusive Licensing Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLC	8-K	7/29/20	10.2
10.10	Form of Intellectual Property License Agreement dated July 24, 2020 by and between CQENS Technologies Inc. and Leap Technology LLP	8-K	7/29/20	10.3
10.11	Asset Purchase Agreement dated September 30, 2020 by and between CQENS Technologies Inc. and Xten Capital Group, Inc. (IP)	8-K	10/2/20	10.1
10.12	Asset Purchase Agreement dated September 30, 2020 by and between CQENS Technologies Inc. and Xten Capital Group, Inc. (other assets)	8-K	10/2/20	10.2
10.13	Joint venture Agreement by and among Firebrand Manufacturing, LLC and CQENS Technology, Inc. dated August 17, 2021	8-K	8/23/21	10.1
10.14	Commercial Lease Agreement Research and Development Facilities effective April 15, 2022	10-K	4/14/22	10.20
10.15	Purchase Agreement between CQENS Technologies, Inc. and Montrade S.P.A. effective July 13, 2022+	10-Q	8/15/22	10.2
10.16	Form of Stock Option Grant	8-K	10/26/22	10.1
10.17	2019 Equity Compensation Plan,	10-K	4/14/23	10.23
10.18	Amendment No. 2 of Montrade S.P.A. effective October 18, 2023	10-Q	11/13/23	10.2
10.19	Intellectual Property License Agreement effective August 22, 2023, by and between CQENS Technologies Inc. and XTEN Capital Group Inc.+	8-K/A	11/22/23	10.1
10.20	CQENS Electronics (Hong Kong) Limited Shareholders Agreement dated December 20, 2023 between CQENS Technologies Inc. and Asahi Corporation Limited	8-K	12/21/23	10.1
10.21	Intellectual Property Agreement dated December 20, 2023 by and between CQENS Technologies Inc. and CQENS Electronics (Hong Kong) Limited	8-K	12/21/23	10.2
10.22	Purchase Agreement between CQENS Technologies Inc. and Montrade S.p.A. effective June 9, 2025				Filed
10.23	Office Service Agreement dated December 12, 2025 by and between CQENS Technologies Inc. and International Workplace Group				Filed
14.1	Code of Conduct and Ethics	10-K	4/14/15	14.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Filed

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

CQENS Technologies Inc.

April 15, 2026	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

April 15, 2026	By:	/s/ Daniel Markes
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

Name	Positions	Date

/s/ Alexander Chong	Chief Executive Officer, Chairman of the Board of	April 15, 2026
Alexander Chong	Directors, principal executive officer

/s/ William P. Bartkowski	Chief Administrative Officer and Secretary	April 15, 2026
William P. Bartkowski

/s/ Daniel Markes	Chief Financial Officer, director,	April 15, 2026
Daniel Markes	principal financial and accounting officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CQENS Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CQENS Technologies, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013.

Houston, Texas

April 15, 2026

CQENS Technologies, Inc.

Consolidated Balance Sheets

	December 31
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$8,914,107	$4,596,556
Prepaid expenses	360,360	109,137
Total Current Assets	9,274,467	4,705,693
Intellectual property, net	1,741,808	1,386,720
Furniture and equipment, net	37,161	-
Right-of-use asset - lease, net	193,185	21,979
Leasehold improvement, net	-	2,092
Construction in progress	2,321,489	1,315,784
TOTAL ASSETS	$13,568,110	$7,432,268
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$219,300	$961,887
Accrued expenses	249,374	279,138
Related party loan	1,256,364	1,016,714
Investor deposits	-	850,000
Current portion of lease liability	121,765	21,979
Total Current Liabilities	1,846,803	3,129,718
Lease liability, net of current portion	71,420	-
TOTAL LIABILITIES	1,918,223	3,129,718
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 27,573,752 shares issued and outstanding at December 31, 2025 and 26,828,383 shares issued and outstanding at December 31, 2024	2,758	2,683
Additional paid-in capital	58,965,838	39,068,448
Non-controlling interests	475,383	(4,747)
Accumulated other comprehensive loss	(4,845)	(40)
Accumulated deficit	(47,789,247)	(34,763,794)
TOTAL STOCKHOLDERS’ EQUITY	11,649,887	4,302,550
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$13,568,110	$7,432,268

See accompanying notes to consolidated financial statements

CQENS Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31
	2025	2024
Operating Expenses
General and administrative	$2,367,546	$1,194,810
Research and development	1,968,489	1,504,416
Professional fees	8,974,395	8,229,166
Total Operating Expenses	13,310,430	10,928,392
Total Operating Loss	(13,310,430)	(10,928,392)
Other Income	267,235	15,816
Net Loss	(13,043,195)	(10,912,576)
Net loss attributable to non-controlling interests	(17,742)	(5,221)
Net Loss attributable to CQENS Technologies, Inc	$(13,025,453)	$(10,907,355)

Basic and diluted loss per common share	$(0.48)	$(0.41)
Basic and diluted weighted average shares outstanding	27,339,471	26,434,607
Comprehensive Loss:
Change in foreign currency translation adjustments	(6,933)	(80)
Comprehensive Loss:	(13,050,128)	(10,912,656)
Comprehensive loss attributable to non-controlling interests	(19,870)	(5,261)
Comprehensive loss attributable to CQENS Technologies, Inc.	$(13,030,258)	$(10,907,395)

See accompanying notes to consolidated financial statements

CQENS Technologies, Inc

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2025 and 2024

	Common Stock				Accumulated
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Loss	Total	Non-controlling Interest	Total
Balance, December 31, 2023	26,174,520	$2,618	$24,799,273	$(23,856,439)	$-	$945,452	$514	$945,966

Common stock issued for cash	343,400	34	6,867,966	-	-	6,868,000	-	$6,868,000

Common stock issued for services	310,463	31	6,209,229	-	-	6,209,260	-	$6,209,260

Stock options expense	-	-	1,191,980	-	-	1,191,980	-	$1,191,980

Other comprehensive loss	-	-	-	-	(40)	(40)	(40)	$(80)

Net loss				(10,907,355)	-	(10,907,355)	(5,221)	$(10,912,576)
Balance, December 31, 2024	26,828,383	$2,683	$39,068,448	$(34,763,794)	$(40)	$4,307,297	$(4,747)	$4,302,550

Common stock issued for cash	577,500	58	11,549,942	-	-	11,550,000	-	$11,550,000

Common stock issued for services	167,869	17	3,357,363	-	-	3,357,380	-	$3,357,380

Stock options expense	-	-	5,490,085	-	-	5,490,085	-	$5,490,085

Contribution to Joint Venture			(500,000)			(500,000)	500,000	-

Other comprehensive loss	-	-	-	-	(4,805)	(4,805)	(2,128)	$(6,933)

Net loss	-	-	-	(13,025,453)	-	(13,025,453)	(17,742)	$(13,043,195)
Balance, December 31, 2025	27,573,752	$2,758	$58,965,838	$(47,789,247)	$(4,845)	$10,674,504	$(475,383)	$11,649,887

See accompanying notes to consolidated financial statements

CQENS Technologies Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	2025	2024

Cash flows from operating activities
Net loss	$(13,043,195)	$(10,912,576)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	159,009	125,762
Lease expense	74,247	62,153
Depreciation expense	1,511	157,574
Stock options expense	5,490,085	1,191,980
Common stock issued for services	3,357,380	6,204,260
Changes in operating assets and liabilities:
Prepaid expenses	(251,223)	(60,246)
Accounts payable	46,944	68,177
Lease liability	(74,247)	(62,153)
Accrued expenses	(29,764)	30,700
Net cash used in operating activities	(4,269,253)	(3,194,369)

Cash flows from investing activities
Additions to intellectual property	(512,005)	(362,182)
Additions to property, plant and equipment	(1,833,908)	(27,845)
Net cash used in investing activities	(2,345,913)	(390,027)

Cash flows from financing activities
Proceeds from issuance of common stock	10,700,000	6,868,000
Investor Deposits	-	850,000
Repayment of related party loan	(100,000)	-
Borrowing from related parties	339,650	112,467
Net cash provided by financing activities	10,939,650	7,830,467

Effect of exchange rate changes on cash	(6,933)	(80)

Net change in cash and cash equivalents	4,317,551	4,245,991
Cash and cash equivalents, beginning of period	4,596,556	350,565
Cash and cash equivalents, end of period	$8,914,107	$4,596,556

Supplementary disclosure for noncash activities:

Right-of-use asset in exchange for lease liability	$245,453	$-
Common stock issued for future services	$-	$5,000

See accompanying notes to consolidated financial statements

CQENS Technologies, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

On December 20, 2023, we acquired 50% membership in CQENS Electronics (Hong Kong) Limited (“CEL”) along with Asahi Corporation for the design, development and manufacturing of our heat-not-burn device. CQENS holds a majority of the board seats including nomination of the chair. Pursuant to the establishment of CEL, CQENS entered into an exclusive, worldwide License Agreement with CEL for designing, developing and manufacturing a consumer device consistent with our IP. CEL is included in our consolidated financial statements. In December 2025, we made a contribution to CEL of one million dollars as CEL will establish scalable manufacturing facilities, tooling and equipment for producing our electronic consumer device.

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

Cash equivalents – All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2025, our cash equivalent consists of a $995,000 three-month term deposit. This term deposit is classified as a cash equivalent because it meets the strict accounting criteria of being a short-term, highly liquid investment that is readily convertible to a known amount of cash, with an insignificant risk of changes in value.

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

Variable Interest Entity (“VIE”) - The Financial Accounting Standards Board (“FASB”) provides guidance in ASC 810, Consolidation (“ASC 810”) for determining whether an entity is a VIE. VIE’s are defined as entities in which equity investors of the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses, or the right to receive benefits, of the VIE that could potentially be significant to the VIE. The Company enters business relationships and regularly assesses them under the requirements of ASC 810 to determine whether such relationships should be accounted for under the VIE model and if so, whether the Company is the primary beneficiary of the VIE.

The Company concluded it has a variable interest in CEL that results in the Company being the primary beneficiary. This conclusion was based on the following:

●	The Company inherently has the power to direct the activities of CEL as its sole customer.
●	Without the business of the Company, CEL would not be able to sustain their operations.

The following table summarizes the carrying amount of the assets and liabilities of CEL included in the Company’s Consolidated Balance Sheets as of December 31, 2025:

December 31,	2025
Cash and cash equivalents	$1,094,207
Prepaid Expenses	$167,427
Total Assets	$1,261,634

Related party loan	$136,619
Customer deposit	$174,250
Total Liabilities	$310,869

The results of operations of CEL are included in the Company’s consolidated financial statements.

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

If we believe our assets to be impaired, the impairment we will recognize will be the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write-down will be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the useful lives of the assets. If a change were to occur in any of the above-mentioned factors or estimates, our reported results could materially change. There was no impairment at December 31, 2025 and December 31, 2024.

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

Intellectual Property - Intellectual property assets primarily represent rights through patent assignments and are generally amortized on a straight-line basis over periods of benefit, ranging up to 17 years. For the fiscal year ended December 31, 2025, the Company amortized $156,917 compared to $119,486 in the previous year, related to the value of its patent portfolio, some of which was acquired in 2013, 2016, 2019 and 2020 from an affiliate (see Note 5).

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

Segment Information - In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which introduced new guidance for improving disclosures about a public entity’s reporting segments to provide, when applicable, more detailed information about a reportable segment’s expenses. This standard was effective for the Company as of January 1, 2024. The senior management team consisting of the CEO, CFO and COO collectively are identified as the Chief Operating Decision Maker (CODM). The CODM, for the Company, has determined, consistent with the guidance in ASC 280 paragraph 280-10-50-1, that CQENS Technologies, its subsidiary, CQENS Electronics (Hong Kong) Limited (“CEL”) and Shenzhen branch are a single operating and reporting segment. The CODM has chosen to organize the Company around differences in products and services. CQENS, CEL and Shenzhen branch are focused on research and development of our HnB technology and on production and commercialization of this same technology. The CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated and aggregate basis. Accordingly, the Company has determined that it operates in one operating and reportable segment. The Company internally reports the following segment financial information, on a consolidated basis, to the CODM: research and development expenses and professional fees, are the key contributors used to measure the reported losses used by the CODM to assess performance and allocate resources and is presented on the consolidated statements of operations and comprehensive loss. There are no segment operating expenses that require disclosure beyond the expense categories presented on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. As a result, there are no additional disclosures required and no impact to our financial statements at adoption.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has recurring losses, with renewed research and development efforts and with no source of revenue and limited cash sufficient to cover its operations Management believes we have sufficient capital to complete the PMTA process that will encompass at least the next 12 months, barring an unforeseen event or circumstance that add costs we may then be unable to cover and then unable to meet our obligations. These factors may not allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 – INCOME TAXES

We did not provide current of deferred U.S. federal income tax provision or benefit for any of the periods presented because we reported no activity the first two years and have experienced losses since 2019. Under ACS 740: Income Taxes”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The 2017 Tax Cuts and Jobs Act reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The One Big Beautiful Bill Act (OBBBA) provided for the immediate expensing in the net operating loss (NOL) calculation of 100% of the domestic research and development expenses beginning in 2025. It further allows for retroactive relief for years 2022 through 2024 to include the unamortized portions, of the research and development expenses, in 2025 or spread between 2025 and 2026. CQENS has elected to spread this retroactive relief between 2025 and 2026.

The component of the Company’s deferred tax asset as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Net operating loss carryforward	$2,329,299	$498,557
Valuation allowance	$(2,329,299)	$(498,557)
Net deferred asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2025 or 2024.

The Company’s cumulative net operating loss carryforward as of December 31, 2025 amounted to $11,091,898 of which $50,052 represents net operating losses prior to 2017 and will expire between December 31, 2033 and December 31, 2038. The years going back to 2023 remain open for examination by relevant tax authorities.

NOTE 5 – STOCKHOLDERS’ EQUITY

In 2025 we sold 577,500 shares of our common stock for $11,550,000 to 15 accredited investors in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

In 2025 we issued 167,869 shares of our common stock to unrelated third parties as compensation for consulting services for the consultants’ guidance and expertise in identifying business opportunities, partners and other skilled consultants, therapeutic applications of our patents, technologies, and formulations; as well as pathways to regulatory approvals and authorizations. The stock was valued at $3,357,380.

At December 31, 2024, we had investments of $850,000 from three individuals or entities for 42,500 shares of our common stock in private transactions. We did not pay a commission or finder’s fee and will be using the proceeds for working capital. Issuance of the shares were pending as of December 31, 2024.

On January 29, 2024, we issued 12,500 shares valued at $250,000 as a retainer pursuant to our engagement of Ango-Chinese Financial in Asia. In 2024, $215,000 of this retainer was expensed for services provided. In the first quarter of 2025, the remaining $35,000 of this retainer was expensed.

On March 25, 2024, we sold 14,250 shares of our common stock to a “non-U.S. Person” accredited investor for $285,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

In 2024 we sold 329,150 shares of our common stock for $6,583,000 to 35 accredited investors in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

In 2024 we issued 297,963 shares of our common stock to unrelated third parties, all of whom are practicing medical professionals, as compensation for consulting services involving providing counsel and guidance related to therapeutic applications of our patents, technologies, and formulations; as well as pathways to regulatory approvals and authorizations. The stock was valued at $5,959,260.

As of December 31, 2025, the Company had 27,573,752 shares of common stock issued and outstanding.

Preferred Stock

There are no shares of Series A Preferred issued and outstanding in 2025 or 2024.

Stock Options

On June 16, 2025, the Company granted stock options under the Company’s 2019 Equity Compensation Plan to a third party for advisory services, relating to the selection of an investment bank, to purchase 20,000 shares at $20.00 per share. These options were exercisable immediately. The fair market value of the options at the grant date was determined to be $260,738, which was expensed in the second quarter of 2025. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $20.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 77.54%; and 4) the risk-free rate of return of 4.04%. The exercise period of the options terminates on June 16, 2030.

On July 2, 2025, the Company granted stock options under the Company’s 2019 Equity Compensation plan to third parties for advisory services in foreign manufacturing to purchase 2,450 shares at $20.00 per share. These options were exercisable immediately. The fair market value of the options at the grant date was determined to be $31,790, which was expensed in the third quarter of 2025. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $20.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 77.26%; and 4) the risk-free rate of return of 3.87%. The exercise period of the options terminates on July 2, 2030.

On October 1, 2025, the non-qualified stock options that were granted to management on October 1, 2020, expired without exercise. The result is a reduction of 250,000 to the outstanding and exercisable options.

On December 9, 2025, the Company granted stock options under the Company’s 2019 Equity Compensation plan to third parties for advisory services, in the areas of QMS systems and regulatory compliance, to purchase 40,000 shares at $20.00 per share. 20% of the shares were exercisable immediately, with the balance vesting over the next 4 years in equal instalments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $522,322 of which $144,726 was expensed in 2025. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $20.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 78.16%; and 4) the risk-free rate of return of 3.78%. The exercise period of the immediately exercisable options terminates December 9, 2030.

On December 31, 2025, the Company granted stock options to employees under the Company’s 2019 Equity Compensation plan to purchase 75,000 shares at $20.00 per share. These options were exercisable immediately. The fair market value of the options at the grant date was determined to be $983,633 which was expensed in the fourth quarter of 2025. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $20.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 78.76%; and 4) the risk-free rate of return of 3.73%. The exercise period of the options terminates on December 31, 2030.

On December 31, 2025, the Company granted stock options under the Company’s 2019 Equity Compensation plan to third parties for a variety of business services to purchase 76,000 shares at $20.00 per share. 20% of the shares were exercisable immediately, with the balance vesting over the next 4 years in equal instalments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $996,748 of which $200,489 was expensed in 2025. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $20.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 78.76%; and 4) the risk-free rate of return of 3.73%. The exercise period of the immediately exercisable options terminates December 31, 2030.

On December 31, 2025, the Company granted stock options to unrelated third parties outside of the Company’s Equity Compensation plan for advisory services, relating to international business matters, to purchase 196,500 shares at $20.00 per share. These options were exercisable immediately. The fair market value of the options at the grant date was determined to be $2,577,118 which was expensed in the fourth quarter of 2025. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $20.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 78.76%; and 4) the risk-free rate of return of 3.73%. The exercise period of the options terminates on December 31, 2030.

On September 1, 2024, we granted 117,500 options under the Company’s 2019 Equity Compensation Plan to seven consulting engineers. The options granted have a twelve-month vesting period and when fully vested will allow the consultants to purchase 117,500 common shares of the Company at an exercise price of $20.00 per share. The fair market value of the options using the Black Sholes option pricing model was determined to be $1,426,607 of which $951,071 was expensed in 2025 and at the grant date had: 1) a current stock price per share of $20.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 155.41%; and 4) the risk-free rate of return of 4.15%.

On December 31, 2024 the non-qualified stock options that were granted to management on December 31, 2019, expired without exercise. The result is a reduction of 250,000 to the outstanding and exercisable options.

On December 31, 2024, the Company’s 2014 Equity Compensation Plan expired. The result is a reduction of 507,864 in the available options in this 2014 Plan.

On October 21, 2022, the Company granted stock options under the Company’s 2014 Equity Compensation Plan to individuals who are considered related parties, in that they are employed by or otherwise associated with entities owned or controlled by our chairman and chief executive officer, Alexander Chong. Substantially all of the related party individuals are also non-U.S. persons. The various grants were made in amounts and with exercise prices and vesting conditions consistent with our corporate development objectives. Each of these individuals in this one grant group was granted 5,000 or 10,000 or 20,000 shares at $10.00 per share. 20% of the shares (1,000 or 2,000 or 4,000 respectively) were exercisable immediately, with the balance vesting over the next 4 years in equal instalments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $2,858,263 of which $295,827 was expensed in 2025 while $562,838 was expensed in 2024. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 85.48%; and 4) the risk-free rate of return of 4.45%. The exercise period of the immediately exercisable options terminates October 21, 2027.

Each of the individuals in this second grant group was granted 5,000 shares at $10.00 per share. 20% of the shares or 1,000 are exercisable in 2 years from the grant date, with the balance vesting over the next 4 years in equal instalments and subject to certain terms and conditions. The fair market value of the options at the grant date was determined to be $190,888 of which $33,759 was expended in 2025 and $51,586 was expensed in 2024. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $10.00, based on the price of recent offerings; 2) expected term of 7 years; 3) computed volatility of 82.27%; and 4) the risk-free rate of return of 4.36%. The exercise period of the first exercisable options terminates October 21, 2029.

On February 15, 2021, we granted 400,000 options under the Company’s 2019 Equity Compensation Plan to two consulting engineers involved in our research and development. Each of the consultants was granted options to purchase 200,000 shares at $7.00 per share. 100,000 of the grants are exercisable immediately, with the balance vesting over the next four years in equal installments and subject to certain terms and conditions, including continuing in their consulting roles through the vesting periods. The fair market value of the options at the grant date was determined to be $2,798,086 of which $10,934 was expensed in 2025 and $102,020 was expensed in 2024. The options were valued using the Black Scholes option pricing model with the following assumptions: 1) a current stock price per share of $7.00, based on the price of recent offerings; 2) expected term of 5 years; 3) computed volatility of 303.59%; and 4) the risk-free rate of return of 0.27%. The exercise period of the immediately exercisable options terminates on February 15, 2026.

As of December 31, 2025, the Company has outstanding and exercisable 1,679,224 options at a weighted average exercise price of $12.38 and a weighted average remaining term of 2.92 years and an intrinsic value of $12,788,592.

The following table represents option activity for 2025 and 2024:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Options	Price	in Years	Intrinsic Value
Outstanding – December 31, 2023	1,983,574	$8.10	3.99	$23,604,531
Exercisable – December 31, 2023	1,470,574	$7.64	2.71	$18,176,295
Granted	117,500	$20.00
Forfeited	250,000	$1.00

Vested	1,357,574
Outstanding - December 31, 2024	1,851,074	$9.82	3.49	$18,851,092
Exercisable - December 31, 2024	1,357,574	$8.99	2.50	$14,941,092
Granted	409,950	$20.00
Forfeited	250,000	$5.31

Vested	1,679,224
Outstanding – December 31, 2025	2,011,024	$12.45	3.34	$15,178,592
Exercisable – December 31, 2025	1,679,224	$12.38	2.92	$12,788,592

Warrants

On September 30, 2020, the Company entered into an Asset Purchase Agreement with Xten Capital Group, a common control entity, pursuant to which it acquired a portfolio of 29 U.S. and international patents and patent applications in the areas of devices and technologies for aerosolizing certain remedies and pharmaceutical preparations, as well as the solutions and preparation for inhaled delivery.

As consideration for the acquisition, the Company issued to Xten, common stock purchase warrants exercisable for an aggregate of 21,000,000 shares of its common stock at an exercise price of $5.31 per share (the “Warrants”), including (i) a Series A Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2023 and expiring on September 30, 2026, (ii) a Series B Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2026 and expiring on September 30, 2029, and (iii) a Series C Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2029 and expiring on September 30, 2032. The Company has the right to accelerate or extend the exercise period of each series of Warrants at its discretion. In addition, the exercise period of each series of Warrants automatically accelerates in the event of a “change of control” (as defined in the Warrants) prior to such series of Warrants becoming exercisable by its respective terms. The IP Asset Purchase Agreement contained customary indemnification provisions. The warrants are valued at $191,594 based on the carrying value of the assets acquired.

The following table represents warrants activities for 2025 and 2024:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Warrants	Price	in Years	Intrinsic Value
Outstanding - December 31, 2023	21,000,000	$5.31	5.75	$308,490,000
Exercisable - December 31, 2023	7,000,000	$5.31	2.75	$102,830,000

Outstanding – December 31, 2024	21,000,000	$5.31	4.75	$308,490,000
Exercisable – December 31, 2024	7,000,000	$5.31	1.75	$102,830,000

Outstanding – December 31, 2025	21,000,000	$5.31	3.75	$308,490,000
Exercisable – December 31, 2025	7,000,000	$5.31	0.75	$102,830,000

NOTE 6 – RELATED PARTY TRANSACTIONS

In December 2024, the Company entered into an agreement with Plexus Corporation, a common control entity, whereby Plexus will provide Consultation and Support Services to CQENS as it relates to Quality Management Systems Development (QMS) and CQENS’s Product development, regulatory compliance and commercialization. In 2025 and 2024, the fees and reimbursable expenses totaled $121,614 and $20,125 respectively.

In 2025 and 2024 the Company utilized Plexus Corporation, a common control entity to provide accounting support. Total costs were $1,419 and $1,525 respectively. In August 2025 we initiated the usage of project management services provided by Plexus personnel. The total cost to the Company for this service in 2025 was $25,000.

Through December 23, 2025, we maintained our corporate offices at 5550 Nicollet Avenue, Minneapolis, MN 55419. We leased the premises from 5550 Nicollet, LLC, a company owned by Mr. Chong. Annual rent was $9,600 in 2025 and $9,300 in 2024. In December 2024 we entered into a new month-to-month lease that began January 1, 2025, with a monthly rental rate of $800. As of December 31, 2025, there is no outstanding balance due to 5550 Nicollet LLC. The lease was not renewed and we relocated our corporate office to 170 S Green Valley Parkway, Suite 343, Henderson, NV 89012.

On January 15, 2023, the Company entered into an agreement to borrow up to $1,000,000 from its largest shareholder, Xten Capital Group, a common control entity, on an as needed basis. Such borrowings will be for operations, interest free and due upon demand. During 2025 the Company repaid $100,000 of the borrowed amount while in 2024 the Company borrowed $100,000. The loan is unsecured, non-interest bearing and due on demand. The loan balance due to Xten at December 31, 2025 is $900,000.

CQENS Electronics (Hong Kong) Limited (“CEL”), a subsidiary of CQENS, borrowed, from Liu Mei Chong, in 2025 the sum of $62,603 while in 2024 we borrowed $12,467. The loan is for operations and is unsecured, non-interest bearing and due on demand. The loan balance due to Liu Mei Chong at December 31, 2025 is $79,317. In 2025 we borrowed $57,302 from Asahi Corporation Limited a common control entity of Liu Mei Chong, and our JV partner of CEL. The loan is unsecured, non-interest bearing and due on demand. The balance due to Asahi at December 31, 2025 is $57,302.

In October 2025 we established operations in Shenzhen, China and in doing so we borrowed money from two individuals related to this start-up. In 2025 we borrowed $212,045 from Tianyang Zhang and $7,700 from Xinjie Liu to fund operations. The loans are unsecured, non-interest bearing and due on demand.

See other related party transactions in Note 9 – Commitment and Contingencies

NOTE 7 – LEASES

In March 2022 we entered into a three-year lease agreement commencing April 15, 2022 and continuing through April 30, 2025. In April 2025 we extended the lease for two additional years commencing May 1, 2025 and continuing through April 30, 2027. The annual rate for the initial term of the lease extension is $70,785 with installment payments of $5,555 in May 2025 and $5,930 each month thereafter. Annual increases are tied to the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers for San Francisco-Oakland-San Jose area.

In October 2025, we entered into a two-year lease agreement commencing November 10, 2025 and continuing through November 9, 2027. The lease rate remains constant for the term of the lease. The annual rate is $58,536 with installment payments of $4,878 each month.

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the expedients permitted under the transition guidance that retained lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2025 and 2024. Our lease for the property is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

December 31, 2025
Assets
Operating lease asset	$193,185

Liabilities
Current
Operating lease liabilities	$121,765
Noncurrent
Operating lease liabilities	$71,420

Supplemental cash flow information related to leases were as follows:

Twelve Months Ended December 31, 2025
Cash paid for amounts included in the measurement of lease liabilities

Right-of-use asset in exchange for lease liability	$245,453

Operating Cash flows from operating leases	$74,247

The table below present the remaining lease terms and discount rates for operating lease.

December 31, 2025
Weighted-average remaining lease term
Operating lease	1.57 years
Weighted-average discount rate
Operating lease	6.15%

Maturities of lease liabilities as of December 31, 2025, were as follows:

Operating Lease
2026	130,115
Thereafter	72,850
Total lease payments	202,965
Less: amount of lease payments representing interest	(9,780)
Present value future minimum lease payments	$193,185
Less: current obligations under lease	$(121,765)
Noncurrent obligations	$71,420

NOTE 8 – SEGMENT REPORTING

The Company operates as a single operating and reportable segment. The Chief Operating Decision Maker (“CODM”), identified as the Company’s senior management team consisting of the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, evaluates financial performance and allocates resources on a consolidated basis.

The Company’s operations, conducted through CQENS Technologies, subsidiary, CQENS Electronics (Hong Kong) Limited, and Shenzhen branch are focused on the research, development, production, and commercialization of heat-not-burn (“HnB”) technology. While the CODM organizes internal considerations around differences in products and services, financial information is reviewed on an aggregate, consolidated basis.

The CODM uses consolidated net loss as the primary measure of performance. Key expense categories regularly reviewed include research and development expenses and professional fees, which are presented within the consolidated statements of operations and comprehensive loss. No additional segment-level expense disclosures are provided, as such information is consistent with amounts presented in the consolidated financial statements.

Segment assets are measured based on total consolidated assets as reported on the consolidated balance sheets. The Company does not allocate assets to individual components below the consolidated level.

Accordingly, the Company has determined that it has one operating and reportable segment, and no additional segment disclosures are required under ASC 280.

NOTE 9 – COMMITMENT AND CONTINGENCIES

The Asset Purchase Agreement entered into September 30, 2020 by the Company and Xten, a common control entity, where the Company acquired certain patents and patent applications, replaces the 2013 and 2016 License Agreements effectively eliminating the commitment and contingencies of these previous agreements.

NOTE 10 - CONSTRUCTION IN PROGRESS

On July 13, 2022, we announced that we completed R&D stages for the module for the automated manufacture of consumables for its proprietary, patented and patent pending Heat-not-Burn system. The system heats plant-based and/or medicant-infused formulations to produce aerosols for the inhalation of the plant and medicant constituents without combustion or the constituents of combustion, although there are no assurances its products can be commercialized. Contemporaneous with the completion of these R&D stages, effective July 13, 2022 the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”) a company based in Bologna, Italy, for Montrade to manufacture and install the module. The Company made an initial payment of $589,265 and is required to make additional payments of up to $1,086,465 for the module as certain stages are completed. Montrade is an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products.

On February 23, 2023, the Company made a payment of $138,386 for completion of the design phase. On March 29, 2023, the Company signed Amendment 1 to the manufacturing contract for additional design work and paid $12,465 of the additional $36,809 cost. As Amendment 1 was for design work, $12,465 was expensed. On October 18, 2023, the Company signed Amendment 2 to the manufacturing contract to modify certain components and paid $40,091 of the $114,546 cost.

In 2022, $130,948 of the initial payment was expensed for design services completed by Montrade. The remaining payment of $458,317 and the additional payment on October 24, 2023, for Amendment 2 of $40,091 for a combined total of $498,408 are related to the manufacturing of the module for the automated manufacture of consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. The $498,408 payment is recorded as Construction in progress. With the two amendments added and with payments made in 2023 the Company will be required to pay up to $1,046,878. On February 26, 2024, the Company signed Amendment 3 to the manufacturing contract, for a change to a component with a cost of $27,845 and made payment in full on March 6, 2024 for this change. On December 28, 2024, the Company signed Amendment 4 to the manufacturing contract, adjusting the payment terms. The Company committed to payments of up to ninety percent (90%) of the outstanding balance for the equipment build. This balance payment amounted to $813,875 and was paid in January 2025. On February 12, 2025, the Company signed Amendment 5 to the manufacturing contract for a modification to the machine. The cost of this Amendment 5 was $160,106 of which $80,053 was paid in February 2025. On December 30, 2025 we signed Amendment 6 to the manufacturing contract for a modification to the machine. The cost of this Amendment 6 was $58,170 and was paid in full on December 30, 2025.

Effective June 3, 2025, CQENS entered into an Agreement with Montrade for the development, manufacture, delivery and installation of faster speed machine to manufacture consumables for the Company’s proprietary, patented and patent pending Heat-not-Burn system. We made an initial down payment of $1,016,531 on June 4, 2025. The design phase was completed in November 2025 and we paid the balance in December 2025 and expensed a total of $302,299 related to the design phase. At December 31, 2025, the balance remaining under this Agreement is $1,839,348.

NOTE 11 – SUBSEQUENT EVENTS

In the first quarter of 2026 we sold 6,000 shares of our common stock for $120,000 in private transactions to two individuals. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

In January 2026, we completed the set-up of our wholly owned subsidiary in China, Shenzhen CQENS Technology Company Limited. We made an initial capital investment of $200,000.

