Form 10-Q
period 2026-03-31
CQENS Technologies Inc.
filed 2026-05-14
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-55470

CQENS Technologies Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1521407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 South Green Valley Parkway, Suite 343, Henderson NV	89012
(Address of principal executive offices)	(Zip code)

(702) 661-2404

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 27,582,752 shares of common stock are issued and outstanding as of May 13, 2026.

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	financial risks, including:

	●	our history of losses, lack of revenues and insufficient working capital;
	●	our ability to continue as a going concern; and
	●	our ability to raise capital.

●	business risks, including:

	●	our limited operating history and lack of products;
	●	the joint venture with Firebird Manufacturing, LLC remains inactive;
	●	potential conflicts of interest of our management;
	●	reliance on joint venture partners and third parties;
	●	potential U.S. Food and Drug Administration (the “FDA”) oversight;
	●	lack of marketing and distribution experience;
	●	possible inability to establish and maintain strategic partnerships; and
	●	possible dependence on licensing or collaboration agreements.

●	risks related to our common stock, including:

	●	lack of public market for our common stock; and
	●	possible impact of Delaware’s anti-takeover statutes on our stockholders.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, Part 1. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed on April 15, 2026 (the “2025 10-K”) and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “first quarter of 2026 refers to the three months ended March 31, 2026, “first quarter of 2025” refers to the three months ended March 31, 2025, “2026” refers to the year ended December 31, 2026, and “2025” refers to the year ended December 31, 2025. The information which appears on our web site at www.cqens.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CQENS Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current Assets
Cash and cash equivalents	$8,149,093	$8,914,107
Prepaid expenses	316,228	360,360
Total Current Assets	8,465,321	9,274,467
Intellectual property, net	1,809,302	1,741,808
Furniture and equipment, net	34,542	37,161
Other intangible assets, net	11,916	-
Right-of-use asset - lease, net	164,790	193,185
Construction in progress	2,321,489	2,321,489
TOTAL ASSETS	$12,807,360	$13,568,110
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$235,961	$219,300
Accrued expenses	336,537	249,374
Related party loan	1,486,427	1,256,364
Current portion of lease liability	125,940	121,765
Total Current Liabilities	2,184,865	1,846,803
Lease liability, net of current portion	38,850	71,420
TOTAL LIABILITIES	2,223,715	1,918,223
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025.	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 27,579,752 shares issued and outstanding at March 31, 2026 and 27,573,752 shares issued and outstanding at December 31, 2025	2,759	2,758
Additional paid-in capital	59,285,689	58,965,838
Accumulated other comprehensive loss	(10,653)	(4,845)
Accumulated deficit	(49,163,580)	(47,789,247)
TOTAL CQENS TECHNOLOGIES STOCKHOLDER’S EQUITY	10,114,215	11,174,504
Non-controlling interests	469,430	475,383
TOTAL STOCKHOLDERS’ EQUITY	10,583,645	11,649,887
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$12,807,360	$13,568,110

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2026	2025
Operating Expenses
General and administrative	$447,208	$337,992
Research and development	450,910	318,743
Professional fees	526,427	1,915,383
Total Operating Expenses	1,424,545	2,572,118
Total Operating Loss	(1,424,545)	(2,572,118)
Other Income	47,724	78,341
Net Loss	(1,376,821)	(2,493,777)
Net loss attributable to non-controlling interests	(2,488)	(14,625)
Net Loss attributable to CQENS Technologies, Inc.	$(1,374,333)	$(2,479,152)

Basic and diluted loss per common share	$(0.05)	$(0.09)
Basic and diluted weighted average shares outstanding	27,575,952	27,060,695
Comprehensive Loss:
Change in foreign currency translation adjustments	(9,273)	42
Comprehensive Loss:	(1,386,094)	(2,493,735)
Comprehensive loss attributable to non-controlling interests	(5,953)	(14,604)
Comprehensive loss attributable to CQENS Technologies, Inc.	$(1,380,141)	$(2,479,131)

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Common Stock				Accumulated
	Number of	$0.0001 Par	Additional Paid in	Accumulated	Other Comprehensive		Non-controlling
	Shares	Value	Capital	Deficit	Loss	Total	Interest	Total
Balance, December 31, 2025	27,573,752	$2,758	$58,965,838	$(47,789,247)	$(4,845)	$11,174,504	$475,383	$11,649,887

Common stock issued for cash	6,000	1	119,999	-	-	120,000	-	$120,000

Stock options expense	-	-	199,852	-	-	199,852	-	$199,852

Other comprehensive loss	-	-	-	-	(5,808)	(5,808)	(3,465)	$(9,273)

Net consolidated loss	-	-	-	(1,374,333)	-	(1,374,333)	(2,488)	$(1,376,821)
Balance, March 31, 2026	27,579,752	$2,759	$59,285,689	$(49,163,580)	$(10,653)	$10,114,215	$469,430	$10,583,645

	Common Stock				Accumulated
	Number of	$0.0001 Par	Additional Paid in	Accumulated	Other Comprehensive		Non-controlling
	Shares	Value	Capital	Deficit	Loss	Total	Interest	Total
Balance, December 31, 2024	26,828,383	$2,683	$39,068,448	$(34,763,794)	$(40)	$4,307,297	$(4,747)	$4,302,550

Common stock issued for cash	503,750	50	10,074,950	-	-	10,075,000	-	$10,075,000

Common stock issued for services	45,169	5	903,375	-	-	903,380	-	$903,380

Stock options expense	-	-	460,020	-	-	460,020	-	$460,020

Other comprehensive loss	-	-	-	-	21	21	21	$42

Net consolidated loss	-	-	-	(2,479,152)	-	(2,479,152)	(14,625)	$(2,493,777)
Balance, March 31, 2025	27,377,302	$2,738	$50,506,793	$(37,242,946)	$(19)	$13,266,566	$(19,351)	$13,247,215

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2026	2025

Cash flows from operating activities
Net loss	$(1,376,821)	$(2,493,777)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	46,530	36,741
Lease expense	28,395	16,449
Depreciation expense	3,161	-
Stock options expense	199,852	460,020
Common stock issued for services	-	903,380
Changes in operating assets and liabilities:
Prepaid expenses	44,132	9,090
Accounts payable	16,661	15,537
Lease liability	(28,395)	(16,449)
Accrued expenses	87,163	(48,363)
Net cash used in operating activities	(979,322)	(1,117,372)

Cash flows from investing activities
Additions to intellectual property	(113,718)	(147,508)
Additions to other intangible assets	(12,244)	-
Additions to property, plant and equipment	-	(869,584)
Net cash used in investing activities	(125,962)	(1,017,092)

Cash flows from financing activities
Proceeds from issuance of common stock	120,000	9,225,000
Investor deposits	-	100,000
Borrowing from related parties	230,063	60,612
Net cash provided by financing activities	350,063	9,385,612

Effect of exchange rate changes on cash	(9,793)	42

Net change in cash and cash equivalents	(765,014)	7,251,190
Cash and cash equivalents, beginning of period	8,914,107	4,596,556
Cash and cash equivalents, end of period	$8,149,093	$11,847,746

See accompanying unaudited consolidated financial statements

CQENS Technologies, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

CQENS Technologies, Inc. (“we”, “our”, the “Company”, “CQENS”) is a technology company with a proprietary method of heating consumable formulations that produce an aerosol that lead to the effective and efficient inhalation of the active ingredients. This is accomplished at a high temperature but without the accompanying constituents of combustion. Our system of heating is a high temperature, non-combustion system. Our Heated Tobacco Product (HTP) system is a patented method of heating consumables for inhalation that we believe is superior to other methods of ingestion, smoking, vaping, or via topical application.

On December 20, 2023, we entered into a Shareholder Agreement with Asahi Corporation Limited (“Asahi”) to establish CQENS Electronics (Hong Kong) Limited (“CEL”), a Hong Kong company, for design, development and manufacture of our heat-not-burn device (“Device”). CQENS acquired 50% membership of CEL and holds majority of board seats including the chair. Pursuant to the establishment of CEL, CQENS entered into an exclusive, worldwide License Agreement with CEL for designing and manufacturing a consumer device consistent with our intellectual property. CEL activities are included in our unaudited consolidated financial statements.

In January 2026, we established a wholly owned foreign entity, Shenzhen CQENS Technology Co. Ltd. (“Shenzhen CQENS”), in China for research and development activities in concert with our US-based research and development team to moving prototypes through the design for manufacturability process and working closely with CEL. In the first quarter of 2026, we made an investment of $200,000 in Shenzhen CQENS. This investment will be used to fund operations in Shenzhen.

We are dependent upon joint ventures and third-party marketing and distribution companies, including Firebird Manufacturing, LLC (“Firebird”) for the manufacturing of our future products. We believe that our business opportunities are global and may include partnerships in the USA, UK, the EU and Asia, including the People’s Republic of China. We may face challenges entering into further strategic partnerships.

The COVID-19 pandemic, global conflicts, government shutdowns, and inflationary conditions have caused certain delays in the development of our HTP products. Our product development and commercialization timelines have been reset but are moving forward and we expect to adhere to our schedule over the next 12 months. Key milestones for us over these next 12 months include completion of the Premarket Tobacco Product Application (PMTA) process, securing a strategic partner, raising capital for commercialization of products, finalizing the joint venture with Firebird for manufacturing of our consumable and distribution of our devices and consumables in the United States. Any prolonged inflationary pressures on the capital markets will make it more difficult for small, pre-revenue companies such as our company to raise capital. We continue to assess the impact of any inflationary conditions on our company, and at this time, we are unable to predict all possible impacts on our company, our operations and our prospects.

Basis of Presentation

Basis of Presentation - The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual consolidated financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary to make the consolidated financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of March 31, 2026, has been derived from the Company’s annual consolidated financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2025, and filed with the SEC on April 15, 2026, for a broader discussion of our business and the risks inherent in such business.

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates variable interest entities for which it is the primary beneficiary in accordance with ASC 810.

Segment Information - In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which introduced new guidance for improving disclosures about a public entity’s reporting segments to provide, when applicable, more detailed information about a reportable segment’s expenses. This standard was effective for the Company as of January 1, 2024. The senior management team consisting of the CEO, CFO and COO collectively are identified as the Chief Operating Decision Maker (CODM). The CODM, for the Company, has determined, consistent with the guidance in ASC 280 paragraph 280-10-50-1, that CQENS Technologies, its subsidiary, CQENS Electronics (Hong Kong) Limited (“CEL”) and Shenzhen CQENS are a single operating and reporting segment. The CODM has chosen to organize the Company around differences in products and services. CQENS, CEL and Shenzhen CQENS are focused on research and development of our HnB technology and on production and commercialization of this same technology. The CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated and aggregate basis. Accordingly, the Company has determined that it operates in one operating and reportable segment. The Company internally reports the following segment financial information, on a consolidated basis, to the CODM: research and development expenses and professional fees, are the key contributors used to measure the reported losses used by the CODM to assess performance and allocate resources and is presented on the consolidated statements of operations and comprehensive loss. There are no segment operating expenses that require disclosure beyond the expense categories presented on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. As a result, there are no additional disclosures required and no impact to our financial statements at adoption.

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

The following table summarizes the carrying amount of the assets and liabilities of CEL included in the Company’s Consolidated Balance Sheets as of March 31, 2026.

March 31, 2026
Cash and cash equivalents	$1,237,611
Prepaid Expenses	$150,631
Total Assets	$1,388,242

Related party loan	$276,411
Customer deposit	$172,972
Total Liabilities	$449,383

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

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has recurring losses, with continued research and development efforts, no source of revenue and limited cash sufficient to cover its operations. Management believes we have sufficient capital to complete the PMTA process that will encompass at least the next 12 months from the issuance of these consolidated financial statements, barring any unforeseen event or circumstance. In the event of any unforeseen costs to complete the PMTA process, we will be unable to meet our current obligations. These factors may not allow us to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

In the first quarter of 2026, we sold 6,000 shares of our common stock for $120,000 in private transactions. We did not pay commissions or finder’s fees and are using proceeds for working capital.

In the first quarter of 2025, we sold 503,750 shares of our common stock for $10,075,000 in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital.

In the first quarter of 2025, we issued 45,169 shares of our common stock to unrelated third parties as compensation for their consulting services. The stock was valued at $903,380.

As of March 31, 2026, the Company had 27,579,752 shares of common stock issued and outstanding.

The following table represents option activity for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2025	2,011,024	$12.45	3.34	$15,178,592
Exercisable – December 31, 2025	1,679,224	$12.38	2.92	$12,788,592
Granted	-	$-
Forfeited	200,000	$-

Vested	-
Outstanding – March 31, 2026	1,811,024	$13.05	3.45	$12,578,592
Exercisable - March 31, 2026	1,479,224	$13.11	3.05	$10,188,592

During the first quarter of 2026 we recorded $199,851 in stock option expenses compared to $460,019 in the first quarter of 2025.

NOTE 4 – RELATED PARTY TRANSACTIONS

Prior to 2026 we borrowed $900,000 from Xten Capital Group, a common control entity and affiliate of Alexander Chong, the Company’s principal shareholder and Chief Executive Officer. In the first quarters of 2026 and 2025 there were no transactions with Xten. The balance of the loan on March 31, 2026, is $900,000. The loan is unsecured, non-interest bearing and due upon demand.

In the first quarter of 2026, CQENS Electronics (Hong Kong) Limited (“CEL”), a subsidiary of CQENS, did not borrow funds from Ann Liu, CEL’s managing director, while in the first quarter of 2025, CEL borrowed $60,612. The loan is for operations and is unsecured, non-interest bearing and due on demand. The loan balance due to Ann Liu at March 31, 2026 is $79,239. In the first quarter of 2026 we borrowed $139,870 from Asahi Corporation Limited a common control entity of Ann Liu, and our joint venture partner of CEL. There was no borrowing in the first quarter of 2025. The balance due to Asahi at March 31, 2026 is $197,172. The loan is unsecured, non-interest bearing and due on demand.

In October 2025 we established operations in Shenzhen, China, organizing Shenzhen CQENS Technology Company Limited (“Shenzhen CQENS”) and in doing so we borrowed money from two individuals related to this start-up. In the first quarter of 2026 we borrowed $90,172 from Tianyang Zhang and $21 from Xinjie Liu to fund operations. The balance owed to Mr. Zhang at March 31, 2026 is $302,295. The balance owed to Mr. Liu at March 31, 2026 is $7,721. The loans are unsecured, non-interest bearing and due on demand. Mr. Zhang is a consultant for CQENS. Mr. Liu is the office manager of Shenzhen CQENS.

We engaged Plexus International (Plexus), a common control entity Alexander Chong, our CEO, due to their expertise in providing consulting services to assist in creating and implementing our Quality Management System (QMS). In the first quarter of 2026 the fees were $9,000 while the fees and expenses in the first quarter of 2025 were $44,225. Plexus provides accounting and project management services to us as needed. In the first quarter of 2026 the fees were $15,000 for project management and $463 for accounting services. In the first quarter of 2025, Plexus provided only accounting services and the fees were $463.

NOTE 5 – LEASES

In March 2022 we entered into a three-year lease agreement commencing April 15, 2022 and continuing through April 30, 2025, for our research and development office located in Aptos, CA. In April 2025 we extended the lease for two additional years commencing May 1, 2025 and continuing through April 30, 2027. The annual rate for the initial term of the lease extension is $70,785 with installment payments of $5,555 in May 2025 and $5,930 each month thereafter. Annual increases are tied to the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers for San Francisco-Oakland-San Jose area. Beginning May 1, 2026, the fixed common area costs which are part of the lease increased and the monthly payment of $5,930 will increase to $6,020 per month for the balance of the lease that extends through April 30, 2027.

In October 2025, we entered into a two-year lease agreement in Shenzhen, China, commencing November 10, 2025, and continuing through November 9, 2027. The lease rate remains constant for the term of the lease. The annual rate is $58,536 with installment payments of $4,878 each month.

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the expedients permitted under the transition guidance that retained lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of March 31, 2026. Our lease for the property is for three years. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

NOTE 6 – CONSTRUCTION IN PROGRESS

On July 13, 2022 the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”), an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products (HTP), based in Bologna, Italy, for the manufacture and installation of our proprietary HTP consumables manufacturing equipment. The Company made an initial payment of $589,265. Throughout the construction we made 6 amendments to the initial contract. The equipment is completed and is in final assembly testing. On March 31, 2026, the balance owing for the construction, installation, travel and training is $372,164.

On June 3, 2025, CQENS entered into an agreement with Montrade for the development, manufacture, delivery and installation of a higher volume machine to manufacture consumables for the Company’s proprietary, patented and patent pending HnB system. We made an initial down payment of $1,016,531 on June 4, 2025. The design phase was completed in November 2025, and we paid the balance for this phase in December 2025 expensing a total of $302,299 for the design phase. On March 31, 2026, the balance remaining under the agreement is $1,839,348.

NOTE 7 – SUBSEQUENT EVENTS

On May 1, 2026, we sold 2,500 shares of our common stock for $50,000 in a private transaction. We did not pay a commission or finder’s fee and are using proceeds for working capital.

On May 12, 2026, we sold 500 shares of our common stock for $10,000 in a private transaction. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

On May 1, 2026, we made a $200,000 investment in Shenzhen CQENS. The funds will be used to fund operations.

On April 21, 2026, we paid Montrade $88,500 for work completed under the 2022 manufacturing contract as amended. Following this payment the balance owing under the 2022 agreement is $291,470.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2025 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our high-temperature non-combusting technology is supported by 86 U.S. and international patents and pending patents. Among the applications of our patented and patent-pending technology are those for Heat-not-Burn (“HnB”) devices. Independent tests performed by an accredited lab on our system’s prototypes supported the benefits of rapid heating, confirmed non-combustion, even at high temperatures, and produced better toxicology results, greater than 99% better, when compared to products requiring combustion. And when compared to other non-combusting technologies currently on the market, our results were superior.

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

Today we define one of our target markets as the world-wide combustible tobacco market. Grand View Research, a global leader in market reports and industry statistics, estimates that the global tobacco market size was USD 926.0 billion in 2025, and is projected to reach USD 1,144.2 billion in 2033, growing at a CAGR of 2.7% from 2026 to 2033. Our near-term focus is on the heated, non-combusting modified risk tobacco segment which we believe represents our greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

On August 17, 2021, we entered into a Joint Venture Agreement (the “JV Agreement”) with Firebird Manufacturing, LLC (“Firebird”), a Barker Group company. Under the terms of the JV Agreement the parties have agreed to organize, negotiate, and establish a limited liability company joint venture entity (the “Joint Venture Entity”) for the purposes of developing, manufacturing, and distributing HnB products in the United States. The Joint Venture Entity will be owned equally by Firebird and the Company. Firebird will be responsible for manufacturing the consumable and distributing both the device and consumables to the retail locations where the product can be lawfully sold in the United States.

Formation of the Joint Venture Entity is subject to formalizing and executing the Joint Venture Operating Agreement and additional agreements, including a license agreement for the use of intellectual property, certain product development agreements, supply agreements and such other agreements as may be necessary to further the purpose of the JV Agreement. The parties anticipate completing the relevant agreements in 2026 although there are no assurances that the parties will complete and formalize these agreements.

On July 13, 2022 the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”), an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products (HTP), based in Bologna, Italy, for the manufacture and installation of our proprietary HTP consumables manufacturing equipment. The Company made an initial payment of $589,265. The equipment is completed and is in final assembly testing. On March 31, 2026, the balance owing for the construction, installation, travel and training is $372,164.

On June 3, 2025, CQENS entered into an additional agreement with Montrade for the development, manufacture, delivery and installation of a higher volume machine to manufacture consumables for the Company’s proprietary, patented and patent pending HnB system. We made an initial down payment of $1,016,531 on June 4th, 2025. The design phase was completed in November 2025 and we paid the balance for this phase in December 2025 expensing a total of $302,299 for the design phase. On March 31, 2026, the balance remaining under this Agreement is $1,839,348.

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

In October 2025, we set-up a research and development operation in Shenzhen, China to support our US-based research and development efforts and to take our prototype device through the design for manufacturability for mass manufacturing. In November, 2025, we secured a facility and entered into a two-year lease agreement with fixed rent for the term of the lease. The monthly rent is approximately $4,878 USD per month. In January 2026, we formed Shenzhen CQENS, a wholly owned foreign entity in China, for these research and development activities in Shenzhen China.

As the largest category within the global inhalation market is the combustible tobacco market, comprising over 90% of the total inhalation market, our near-term focus is on this segment, which represents the greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness. To this end we have added three critical senior executives to our management team with decades of experience in the tobacco and next-generation sectors filling our Chief Operating Officer, Chief Commercial Officer and Chief Technical Officer roles. Their experience is extensive and includes executing global commercial strategy; development and scaling of reduced-risk product portfolios across multiple international markets; machinery and manufacturing solutions in the tobacco and next generations product sectors.

Further, we have assembled a team of engineers in Shenzhen, China to work closely with our US-based research and development engineering team and our Hong Kong based joint venture entity, CQENS Electronics (Hong Kong) Limited, to complete the design for manufacturability of our launch products. And with our Hong Kong JV are working to secure national and international certification markings.

Our joint venture partner in Hong Kong has sourced and secured suppliers for the device components, completed the tooling and is focused on the production process for mass manufacturing of our devices.

US-based Firebird, is in the midst of construction of a new and much larger facility where the consumable manufacturing production line equipment will be installed for the mass production of our consumables.

We have retained the services of a related party, Plexus Corporation, to consult with us in the design and development of our quality management systems within our corporate office and throughout our joint ventures and reaching to our suppliers and will work to ensure the manufacturing facilities are GMP compliant.

We have retained Jefferies, a leading investment banker and capital markets firm, to explore the opportunities to secure a long-term strategic partnership or to secure the capital resources necessary to successfully commercialize our products. We have also retained Munger, Tolles and Olsen LLP who will assist in the negotiation process. We have not identified any opportunities as of the date of this report.

We have retained McKinney Regulatory Science Advisors LLC and Applied Research & Analysis Company LLC (ARAC) to consult, conduct trials and testing, and assist us as we navigate through the PMTA process.

We have met with the FDA and we believe we have received clear guidance on a path forward for conducting clinical trials.

Going concern

For the first three months of 2026, we reported a consolidated net loss of $1,376,821 and net cash used in operations of $979,322 compared to a net loss of $2,493,777 and net cash used in operations of $1,117,372 for the first three months of 2025. At March 31, 2026, we had cash on hand of $8,194,093 and an accumulated deficit of $49,163,580. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2025, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of operations

We did not generate any revenues from our operations in the first three months of 2026 or 2025.

Our total operating expenses for the three months ended March 31, 2026 decreased 44.6% over those reported for the same period in 2025. This decrease is primarily attributable to a decrease in professional fees. The decrease was partially offset by an increase in general and administrative expenses of 32.3% and increases in amortization, rent and travel related costs. An increase in research and development expenses of 41.4% due to increased engineering services also offset some of this decrease in the first three months of 2026 versus this same period in 2025.

We expect that our operating expenses will increase as we continue to develop and grow our business and we devote additional resources toward research and development and business opportunities, promoting that growth, most notably reflected in anticipated increases in general overhead, salaries for personnel and technical resources, as well as increased costs associated with the PMTA process and legal and professional fees. However, while we believe we have adequate working capital to complete the PMTA process over the next 12 months, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and capital resources

As of March 31, 2026, we had $8,149,093 in cash and cash equivalents and a working capital surplus of $6,280,456 compared to $8,914,107 in cash and cash equivalents and a working capital surplus of $7,427,664 at December 31, 2025. Our current liabilities increased $338,062 from December 31, 2025, reflecting a slight increase in our accounts payable, accrued expenses, and related party borrowing. Our source of operating capital in the first three months of 2026 came from cash on hand at the end of 2025 of $8,914,107, the sale of 6,000 shares of common stock for gross proceeds of $120,000, borrowing from related parties of $230,063 and earned interest of $51,049. Our source of operating capital in the first quarter of 2025 came from the sale of 503,750 shares of common stock for gross proceeds of $10,075,000 which includes $850,000 of investor deposits, borrowing from a related party of $60,612, and earned interest of $88,827.

The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable. As the company is not generating revenues, continued activities and expenditures to bring product(s) to market as soon as we are able is important.

In the first three months of 2025, CEL borrowed $60,612 from Ann Liu, a related party. In the first quarter of 2026 we borrowed $139,870 from Asahi, our joint venture partner in Hong Kong. There was no borrowing from Asahi in the first quarter of 2025. In the first quarter of 2026 we borrowed $90,172 from Tianyang Zhang a related party in our Shenzhen operations, for working capital. We did not borrow from Mr. Zhang in the first quarter of 2025. As of March 31, 2026, we owe: Xten $900,000; Ann Liu $79,239; Asahi $197,172; Tianyang Zhang $302,295, and; $7,721 to Xinjie Liu. The loans are unsecured, non-interest bearing and due on demand. As of March 31, 2026 and as of the date of this filing, we owe an aggregate of $1,486,427 to related parties.

As of the date of the filing of this report we believe we have sufficient capital to fund the next 12 months, however there is no assurance we will have sufficient funds for commercialization of any products. There is no assurance we will have sufficient funds due to circumstances beyond our control including regulatory changes, delays or additional regulatory requirements.

In January 2026, we established our wholly owned subsidiary in China, Shenzhen CQENS. We made an initial capital investment of $200,000 and a subsequent investment of an additional $200,000. This subsidiary will be primarily used for research and development working in concert with our US-based team and with CQENS Electronics (Hong Kong) Limited to move prototypes through the design for manufacturability process.

Summary of cash flows

	March 31, 2026	March 31, 2025
Net cash (used) in operating activities	$(979,322)	$(1,117,372)
Net cash (used) in investing activities	$(125,962)	$(1,017,092)
Net cash provided by financing activities	$350,063	$9,385,612

Our cash used in operating activities decreased 12.4% in the first three months of 2026 compared to the first three months of 2025. During these time periods, we primarily used the cash to fund our net losses.

In the first three months of 2026, there was $125,962 net cash used in investing activities from the capitalization of our intellectual property and addition to intangible assets compared to net cash used in investing activities of $1,017,092 in the same period in 2025 for capitalization of our intellectual property and additions to property plant and equipment.

In the first three months of 2026, we had net cash provided by financing activities of $350,063 from the sale of our common stock and borrowing from related parties. We had net cash provided by financing activities in the first three months of 2025 of $9,385,612 from the sale of our common stock, investor deposits and borrowing from related parties.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure due to the presence of continuing material weakness in our internal control over financial reporting as reported in our 2025 10-K. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple level of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. Subject to the availability of sufficient capital, we expect to expand our accounting resources in the latter half of 2026 in an effort to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risk factors in Part I, Item 1A in our 2025 10-K, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

We may be unsuccessful in our efforts to commercialize and grow HnB products in existing and new markets, and government regulation may prohibit or significantly restrict the commercialization of these products or the communication of scientifically substantiated information and claims.

Our priority is the development, commercialization and growth of our HnB technology and if these efforts are not successful, in key markets or systematically, our financial results and future growth prospects may be materially adversely impacted. If other market participants are more successful in these efforts or if HnB categories are inequitably regulated compared to cigarettes or other HnB categories without regard to the totality of the scientific evidence available for such products, we may be at a competitive disadvantage. In addition, actions of some market participants, such as the inappropriate marketing of e-vapor products to youth, as well as alleged health consequences associated with the use of certain HnB products, may unfavorably impact public opinion and/or mischaracterize the health consequences of our HnB products to consumers, regulators and policy makers without regard to the totality of scientific evidence available for specific products. This may impede our efforts to advocate for the development and maintenance of science-based regulatory frameworks for the development and commercialization of HnB technology. We cannot predict the extent to which regulators will permit - or continue to permit - the sale and/or marketing of HnB products and regulatory restrictions have, and could further limit, the development and commercialization of our HnB technology.

Additionally, any claims, regardless of merit, challenging our research and clinical data available to date, may impact the development and maintenance of science-based regulatory frameworks for the commercialization of the HnB category and the commercialization of the HnB category in general.

Our HnB technology will be designed for, and directed toward, current adult smokers and adult users of nicotine-containing products. We intend to make significant efforts to restrict access of our products from underage persons. Despite our efforts, technological, operational, regulatory and/or commercial developments might impact the implementation or effectiveness of youth access prevention mechanisms and surrounding infrastructure. If there is significant usage, whether actual or perceived, of our products or competitive products among youth or non-nicotine users, even in situations over which we have no control, our reputation and credibility may suffer, the regulatory approach to our products may become more restrictive, and our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of HnB technology may be significantly impacted.

The financial and business performance of our HnB products may be unpredictable.

Upon development and introduction, our HnB devices will compete in relatively new categories, and the pace at which adult smokers adopt them may vary, depending on the competitive, regulatory, fiscal and cultural environment, and other factors in a specific market. There may be periods of accelerated growth and periods of slower growth for these products, the timing and drivers of which may be difficult for us to predict. The impact of this lower predictability on our projected results for a specific period may be significant, due to geopolitical or macroeconomic events that negatively impact HnB availability or adoption, which in turn may have a material adverse effect on our results of operations.

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

During the first quarter of 2026, we sold an aggregate of 6,000 shares of our common stock for $120,000 in private transactions to two accredited investors. We did not pay a commission of finder’s fee and are using the proceeds for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

The Auditor Firm ID for our external auditors, MaloneBailey, LLP, is 206.

During the quarterly period ended March 31, 2026, no officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Reorganization dated April 11, 2014 by and between OICco Acquisition IV, Inc., VapAria Corporation and the listed shareholders+	8-K	4/11/14	2a
3.1	Amended and Restated Certificate of Incorporation	POSAM	6/30/14	3.C
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	8/21/14	3.4
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	11/09/16	3.5
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	12/18/19	3.5
3.5	Bylaws	S-1	3/29/10	3(b)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CQENS Technologies Inc.

May 14, 2026	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

May 14, 2026	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

