Form 10-Q
period 2026-06-30
CQENS Technologies Inc.
filed 2026-08-19
CIK 1479915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-55470

CQENS Technologies Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1521407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 South Green Valley Parkway, Suite 343, Henderson, NV	89012
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 27,591,252 shares of common stock are issued and outstanding as of August 17, 2026.

1

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “CQENS,” “we,” “our,” “us,” and similar terms refer to CQENS Technologies Inc., a Delaware corporation. In addition, “second quarter of 2026” refers to the three months ended June 30, 2026, “second quarter of 2025” refers to the three months ended June 30, 2025, “2026” refers to the year ended December 31, 2026, and “2025” refers to the year ended December 31, 2025. The information which appears on our web site at www.cqens.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CQENS Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$6,712,279	$8,914,107
Prepaid expenses	268,824	360,360
Total Current Assets	6,981,103	9,274,467
Intellectual property, net	1,942,052	1,741,808
Furniture and equipment, net	29,305	37,161
Other intangible assets, net	11,782	-
Right-of-use asset - lease, net	140,940	193,185
Construction in progress	2,409,989	2,321,489
TOTAL ASSETS	$11,515,171	$13,568,110
LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$114,972	$219,300
Accrued expenses	301,818	249,374
Related party loan	1,440,937	1,256,364
Current portion of lease liability	116,365	121,765
Total Current Liabilities	1,974,092	1,846,803
Lease liability, net of current portion	24,575	71,420
TOTAL LIABILITIES	1,998,667	1,918,223
STOCKHOLDERS’ EQUITY
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025.	-	-
Common Stock: $0.0001 par value; 200,000,000 shares authorized; 27,582,752 shares issued and outstanding at June 30, 2026 and 27,573,752 shares issued and outstanding at December 31, 2025	2,759	2,758
Additional paid-in capital	59,629,922	58,965,838
Accumulated other comprehensive loss	(8,202)	(4,845)
Accumulated deficit	(50,541,857)	(47,789,247)
TOTAL CQENS TECHNOLOGIES STOCKHOLDER’S EQUITY	9,082,622	11,174,504
Non-controlling interests	433,882	475,383
TOTAL STOCKHOLDERS’ EQUITY	9,516,504	11,649,887
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$11,515,171	$13,568,110

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating Expenses
General and administrative	$513,767	$289,266	$960,975	$627,258
Research and development	469,269	504,834	920,179	823,577
Professional fees	456,532	1,244,770	982,959	3,160,153
Total Operating Expenses	1,439,568	2,038,870	2,864,113	4,610,988
Total Operating Loss	(1,439,568)	(2,038,870)	(2,864,113)	(4,610,988)
Other Income, net	21,910	84,923	69,634	163,264
Net Loss	(1,417,658)	(1,953,947)	(2,794,479)	(4,447,724)
Net loss attributable to non-controlling interests	(39,381)	(1,100)	(41,869)	(15,725)
Net Loss attributable to CQENS Technologies, Inc.	$(1,378,277)	$(1,952,847)	$(2,752,610)	$(4,431,999)
Basic and diluted loss per common share	$(0.05)	$(0.07)	$(0.10)	$(0.16)
Basic and diluted weighted average shares outstanding	27,581,703	27,389,972	27,575,501	27,225,508
Comprehensive Loss:
Change in foreign currency translation adjustments	6,284	118	(2,989)	160
Comprehensive Loss:	(1,411,374)	(1,953,829)	(2,797,468)	(4,447,564)
Comprehensive loss attributable to non-controlling interests	(35,548)	(1,041)	(41,501)	(15,645)
Comprehensive loss attributable to CQENS Technologies, Inc.	$(1,375,826)	$(1,952,788)	$(2,755,967)	$(4,431,919)

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended June 30, 2026 and 2025

(Unaudited)

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non- controlling Interest	Total
Balance as of December 31, 2025	27,573,752	$2,758	$58,965,838	$(47,789,247)	$(4,845)	$11,174,504	$475,383	$11,649,887
Common stock issued for cash	6,000	1	119,999	-	-	120,000	-	$120,000
Stock options expense	-	-	199,852	-	-	199,852	-	$199,852
Other comprehensive loss	-	-	-	-	(5,808)	(5,808)	(3,465)	$(9,273)
Net consolidated loss	-	-	-	(1,374,333)	-	(1,374,333)	(2,488)	$(1,376,821)
Balance as of March 31, 2026	27,579,752	$2,759	$59,285,689	$(49,163,580)	$(10,653)	$10,114,215	$469,430	$10,583,645
Common stock issued for cash	3,000	-	60,000	-	-	60,000	-	$60,000
Stock options expense	-	-	284,233	-	-	284,233	-	$284,233
Other comprehensive loss	-	-	-	-	2,451	2,451	3,833	$6,284
Net loss	-	-	-	(1,378,277)	-	(1,378,277)	(39,381)	$(1,417,658)
Balance as of June 30, 2026	27,582,752	$2,759	$59,629,922	$(50,541,857)	$(8,202)	$9,082,622	$433,882	$9,516,504

	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non- controlling Interest	Total
Balance as of December 31, 2024	26,828,383	$2,683	$39,068,448	$(34,763,794)	$(40)	$4,307,297	$(4,747)	$4,302,550
Common stock issued for cash	503,750	50	10,074,950	-	-	10,075,000	-	$10,075,000
Common stock issued for services	45,169	5	903,375	-	-	903,380		$903,380
Stock options expense	-	-	460,020	-	-	460,020	-	$460,020
Other comprehensive loss	-	-	-	-	21	21	21	$42
Net consolidated loss	-	-	-	(2,479,152)	-	(2,479,152)	(14,625)	$(2,493,777)
Balance as of March 31, 2025	27,377,302	$2,738	$50,506,793	$(37,242,946)	$(19)	$13,266,566	$(19,351)	$13,247,215
Common stock issued for cash	14,750	1	294,999	-	-	295,000	-	$295,000
Common stock issued for services	15,000	2	299,998	-	-	300,000	-	$300,000
Stock options expense	-	-	704,388	-	-	704,388	-	$704,388
Other comprehensive loss	-	-	-	-	179	179	179	$358
Net loss	-	-	-	(1,952,847)	-	(1,952,847)	(1,100)	$(1,953,947)
Balance as of June 30, 2025	27,407,052	$2,741	$51,806,178	$(39,195,793)	$160	$12,613,286	$(20,272)	$12,593,014

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(2,794,479)	$(4,447,724)
Adjustments to reconcile net loss to net cash used in operations:
Amortization expense	95,422	75,576
Lease expense	52,245	33,464
Depreciation expense	6,358	-
Stock options expense	484,085	1,164,408
Common stock issued for services	-	1,203,380
Changes in operating assets and liabilities:
Prepaid expenses	91,536	(19,299)
Accounts payable	(104,328)	(45,348)
Lease liability	(52,245)	(33,464)
Accrued expenses	52,444	(37,822)
Net cash used in operating activities	(2,168,962)	(2,106,829)
Cash flows from investing activities
Additions to intellectual property	(295,047)	(236,256)
Additions to other intangible assets	(12,401)	-
Additions to construction in progress	(88,500)	-
Additions to property, plant and equipment	(1,348)	(1,737,065)
Net cash used in investing activities	(397,296)	(1,973,321)
Cash flows from financing activities
Proceeds from issuance of common stock	180,000	9,520,000
Repayment of related party loan	(50,000)	(50,000)
Borrowing from related parties	229,074	59,924
Net cash provided by financing activities	359,074	9,529,924
Effect of exchange rate changes on cash	5,356	400
Net change in cash and cash equivalents	(2,201,828)	5,450,174
Cash and cash equivalents, beginning of period	8,914,107	4,596,556
Cash and cash equivalents, end of period	$6,712,279	$10,046,730
Supplementary disclosure for noncash activity
Right-of-use asset in exchange for lease liability	$-	$132,737

See accompanying notes to unaudited consolidated financial statements

CQENS Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

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

In January 2026, we established a wholly owned foreign entity, Shenzhen CQENS Technology Co. Ltd. (“Shenzhen CQENS”), in China for research and development activities in concert with our US-based research and development team to move prototypes through the design for manufacturability process and working closely with CEL. In the first 6-months of 2026, we made an investment of $400,000 in Shenzhen CQENS. This investment will be used to fund operations in Shenzhen.

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

Basis of Presentation

Basis of Presentation - The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual consolidated financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary to make the consolidated financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of June 30, 2026, has been derived from the Company’s annual consolidated financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2025, and filed with the SEC on April 15, 2026, for a broader discussion of our business and the risks inherent in such business. The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates variable interest entities for which it is the primary beneficiary in accordance with ASC 810.

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

The following table summarizes the carrying amount of the assets and liabilities of CEL included in the Company’s Consolidated Balance Sheets as of June 30, 2026.

June 30, 2026
Cash and cash equivalents	$1,146,214
Prepaid Expenses	$173,178
Total Assets	$1,319,392

Related party loan	$276,344
CQENS prepayment for future product	$172,930
Other payables	$2,355
Total Liabilities	$451,629

The results of operations of CEL are included in the Company’s consolidated financial statements.

Recent Accounting Pronouncements – On November 4, 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03 with an update 2025-01 issued in January 2025 which issues new guidance requiring disclosure of the disaggregation of income statement expenses (DISE) by public business entities (PBE’s) and is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard. The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has recurring losses, continued research and development efforts, no source of revenue and limited cash that may be insufficient to cover its operations. Our focus on the PMTA process will encompass the next 12 months. In the event of any unforeseen costs to complete the PMTA process, we will be unable to meet our current obligations. These factors may not allow us to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

In the first half of 2026, we sold 9,000 shares of our common stock for $180,000 in private transactions. We did not pay commissions or finder’s fees and are using proceeds for working capital. In the first half of 2025, we sold 518,500 shares of our common stock for $10,370,000 in private transactions. We did not pay commissions or finder’s fees and are using the proceeds for working capital. In the first half of 2025, we issued 60,169 shares of our common stock to unrelated third parties as compensation for their consulting services. The stock was valued at $1,203,380. As of June 30, 2026, the Company had 27,582,752 shares of common stock issued and outstanding.

On May 28, 2026, the Company granted stock options to employees of our subsidiary, Shenzhen CQENS Technology Company Limited to purchase a maximum of 202,000 shares at $20.00 per share. The grants were made in amounts and with exercise price and vesting conditions consistent with our corporate development objectives. The stock options granted vest as follows: 10% in 18 months from grant; 15% in 36 months from grant; 20% in 54 months from grant; 25% in 72 months from grant; and, 30% in 90 months from grant date. The options expire 10 years from grant date. The fair market value of the options at grant date was determined to be $3,720,990, of which $84,381 was expensed in the second quarter of 2026. The options were valued using the Black Sholes option pricing model with the following assumptions: 1) a current stock price per share of $20.00, based on the price of recent offerings: 2) expected term of 10 years: 3) computed volatility of 104.34%; and 4) the risk-free rate of return of 4.45%. The exercise period of the options terminates May 28, 2036.

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

The following table represents option activity for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2025	2,011,024	$12.45	3.34	$15,178,592
Exercisable – December 31, 2025	1,679,224	$12.38	2.92	$12,788,592
Granted	202,000	$20.00
Forfeited	200,000	$7.00

Vested	1,479,224
Outstanding – June 30, 2026	2,013,024	$13.75	3.87	$12,578,592
Exercisable – June 30, 2026	1,479,224	$13.11	2.80	$10,188,592

During the first half of 2026 we recorded $484,085 in stock option expenses compared to $1,164,408 in the first half of 2025. At June 30, 2026, the total unrecognized compensation cost for nonvested awards is $4,564,706. The weighted average period over which the cost is expected to be recognized is 5.48 years.

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

As consideration for the acquisition, the Company issued to Xten, common stock purchase warrants exercisable for an aggregate of 21,000,000 shares of its common stock at an exercise price of $5.31 per share (the “Warrants”), including (i) a Series A Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2023 and expiring on September 30, 2026, (ii) a Series B Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2026 and expiring on September 30, 2029, and (iii) a Series C Common Stock Purchase Warrant exercisable for 7,000,000 shares of common stock commencing on September 30, 2029 and expiring on September 30, 2032. The Company has the right to accelerate or extend the exercise period of each series of Warrants at its discretion. In addition, the exercise period of each series of Warrants automatically accelerates in the event of a “change of control” (as defined in the Warrants) prior to such series of Warrants becoming exercisable by its respective terms. The IP Asset Purchase Agreement contained customary indemnification provisions. The warrants are valued at $191,594 based on the carrying value of the assets acquired. There were no changes to the warrants, including no new issuances or exercises, during the first half of 2026. The outstanding warrants at June 30, 2026 have an aggregate intrinsic value of $308,490,000, a weighted average exercise price of $5.31 and a weighted average remaining contractual life of 3.25 years. The exercisable warrants at June 30, 2026 have an aggregate intrinsic value of $102,830,000, a weighted average exercise price of $5.31 and a weighted average remaining contractual life of 0.25 years.

Potential common stock consisting of 21,000,000 warrants and 2,013,024 stock options were excluded from the computation of diluted net loss per share because their effect would have been antidilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

Prior to 2025 we borrowed $1,000,000 from Xten Capital Group, a common control entity and affiliate of Alexander Chong, the Company’s principal shareholder and Chief Executive Officer. In the first half of 2026 we repaid $50,000. In the first half of 2025 we repaid $50,000 and an additional $50,000 later in 2025. The balance of the loan on June 30, 2026, is $850,000. The loan agreement allows the Company to borrow up to $1,000,000 on an as needed basis. The loan is unsecured, non-interest bearing and due upon demand.

In the first half of 2026, CQENS Electronics (Hong Kong) Limited (“CEL”), a subsidiary of CQENS, borrowed $503 from Ann Liu, CEL’s managing director, while in the first half of 2025, CEL borrowed $59,924. The loan is for operations and is unsecured, non-interest bearing and due on demand. The loan balance due to Ann Liu at June 30, 2026 is $79,220.

In the first six months of 2026 we borrowed $140,257 from Asahi Corporation Limited a common control entity of Ann Liu, and our joint venture partner of CEL. There was no borrowing in the first six months of 2025. The balance due to Asahi at June 30, 2026 is $197,124. The loan is unsecured, non-interest bearing and due on demand.

In October 2025 we established operations in Shenzhen, China, organizing Shenzhen CQENS Technology Company Limited (“Shenzhen CQENS”) and in doing so we borrowed money from two individuals related to this start-up, Zhang Tianyang and Liu Xinjie. In the first half of 2026 we borrowed $88,314 from Mr. Zhang to fund operations. The balance owed to Mr. Zhang at June 30, 2026 is $306,765. The balance owed to Mr. Liu at June 30, 2026 is $7,828. The loans are unsecured, non-interest bearing and due on demand. Mr. Zhang is a consultant for CQENS. Mr. Liu is the office manager of Shenzhen CQENS.

We engaged Plexus International and its subsidiary, Apparatus Global Solutions (Plexus), a common control entity owned by Alexander Chong, our CEO, to provide project management services, accounting support services and consulting services to assist in creating and implementing our Quality Management System (QMS). In the first half of 2026 the fees from Plexus were $40,304 while the fees and expenses in the first half of 2025 were $95,437.

NOTE 5 – LEASES

In March 2022 we entered into a three-year lease agreement commencing April 15, 2022 and continuing through April 30, 2025, for our research and development office located in Aptos, CA. In April 2025 we extended the lease for two additional years commencing May 1, 2025 and continuing through April 30, 2027. The annual rate for the initial term of the lease extension is $70,785 with installment payments of $5,555 in May 2025 and $5,930 each month thereafter. Annual increases are tied to the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers for San Francisco-Oakland-San Jose area. Beginning May 1, 2026, the fixed common area costs which are part of the lease increased and the monthly payment of $5,930 increased to $6,020 per month for the balance of the lease that extends through April 30, 2027.

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

We categorized leases with terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of June 30, 2026. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

NOTE 6 – CONSTRUCTION IN PROGRESS

On July 13, 2022 the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”), an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products (HTP), based in Bologna, Italy, for the manufacture and installation of our proprietary HTP consumables manufacturing equipment. The Company made an initial payment of $589,265. Throughout the construction we made 6 amendments to the initial contract. The equipment is completed and is in final assembly testing. On April 21, 2026 we paid $88,500 for work completed under this 2022 manufacturing contract as amended. On June 30, 2026, the balance owing for the construction, installation, travel and training is $291,470.

On June 3, 2025, CQENS entered into an agreement with Montrade for the development, manufacture, delivery and installation of a higher volume machine to manufacture consumables for the Company’s proprietary, patented and patent pending HnB system. We made an initial down payment of $1,016,531 on June 4, 2025. The design phase was completed in November 2025, and we paid the balance for this phase in December 2025 expensing a total of $302,299 for the design phase. On June 30, 2026, the balance remaining under the agreement is $1,839,348.

NOTE 7 – SUBSEQUENT EVENTS

In July 2026, we sold 8,500 shares of our common stock for $170,000 in private transactions. We did not pay commissions or finder’s fees and are using proceeds for working capital.

On August 10, 2026, we made a $200,000 investment in Shenzhen CQENS and will use the money to fund operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the six months ended June 30, 2026 and 2025 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Information” appearing earlier in this report, Part I. Item 1A. Risk Factors appearing in our 2025 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our high-temperature non-combusting technology is supported by 88 U.S. and international patents and pending patents. Among the applications of our patented and patent-pending technology are those for Heat-not-Burn (“HnB”) devices. Independent tests performed by an accredited lab on our system’s prototypes supported the benefits of rapid heating, confirmed non-combustion, even at high temperatures, and produced better toxicology results, greater than 99% better, when compared to products requiring combustion. And when compared to other non-combusting technologies currently on the market, our results were superior.

Our low-temperature, aerosolizing technology is supported by 23 U.S. and international patents and pending patents. This portfolio includes intellectual property around device designs and formulations containing a wide variety of herbal and pharmaceutical preparations. The development stage devices feature the ability to verify the user, validate the medicant or pharmaceutical preparation and measure, meter and monitor the proper, prescribed dosage.

Today, we define one of our target markets as the world-wide combustible tobacco market. Grand View Research, a global leader in market reports and industry statistics, estimates that the global tobacco market size was USD 926.0 billion in 2025, and is projected to reach USD 1,144.2 billion in 2033, growing at a CAGR of 2.7% from 2026 to 2033. Our near-term focus is on the heated, non-combusting modified risk tobacco segment which we believe represents our greatest opportunity for growth and the greatest opportunity to positively impact public health and wellness.

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

On July 13, 2022, the Company entered into a manufacturing contract with Montrade S.p.A., (“Montrade”), an industry leading designer and manufacturer of machines for a wide range of products, including heated tobacco products (HTP), based in Bologna, Italy, for the manufacture and installation of our proprietary HTP consumables manufacturing equipment. The Company made an initial payment of $589,265. The equipment is completed and is in final assembly testing. On June 30, 2026, the balance owing for construction, installation, travel and training is $291,470.

On June 3, 2025, CQENS entered into an additional agreement with Montrade for the development, manufacture, delivery and installation of a higher volume machine to manufacture consumables for the Company’s proprietary, patented and patent pending HnB system. We made an initial down payment of $1,016,531 on June 4th, 2025. The design phase was completed in November 2025 and we paid the balance for this phase in December 2025 expensing a total of $302,299 for the design phase. On June 30, 2026, the balance remaining under this Agreement is $1,839,348.

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

In October 2025, we set-up a research and development operation in Shenzhen, China to support our US-based research and development efforts and to take our prototype device through the design for manufacturability for mass manufacturing. In November 2025, we secured a facility and entered into a two-year lease agreement with fixed rent for the term of the lease. The monthly rent is approximately $4,878 USD per month. In January 2026, we formed Shenzhen CQENS, a wholly owned foreign entity in China, for these research and development activities in Shenzhen China.

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

US-based Firebird is in the midst of construction of a new and much larger facility where the consumable manufacturing production line equipment will be installed for the mass production of our consumables.

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

We have retained McKinney Regulatory Science Advisors LLC to consult, conduct trials and testing, and assist us as we navigate through the PMTA process.

We have met with the FDA and we believe we have received clear guidance on a path forward for conducting clinical trials.

Going concern

For the first six months of 2026, we reported a consolidated net loss of $2,794,479 and net cash used in operations of $2,168,962 compared to a net loss of $4,447,724 and net cash used in operations of $2,106,829 for the first half of 2025. At June 30, 2026, we had cash on hand of $6,712,279 and an accumulated deficit of $50,541,857. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2025, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses and no source of revenues which are sufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of operations

We did not generate any revenues from our operations in the first six months of 2026 or 2025.

Our total operating expenses for the three months ended June 30, 2026 decreased 29.4% over those reported for the same period in 2025. This is attributable to an increase of 77.6% in general and administrative expenses, a decrease of 7.0% in research and development and a 63.3% decrease in professional fees. General and administrative expenses increased as a result of increases in compensation expense, travel, office expenses and amortization. Research and development costs decreased as fewer engineering hours were utilized in the second quarter of 2026. The decrease in professional fees in the second quarter of 2026 versus the same period in 2025 is primarily due to the cost associated with the stock options issuance in 2025 that was not incurred in the second quarter of 2026.

For the first six months of 2026 total operating expenses decreased 37.9% over those reported in the first half of 2025. The decrease is principally due to professional fees decreasing 68.9% where the first half of 2025 saw consulting fees for PMTA and QMS related work, along with higher auditing and attorney fees and the cost of issuing stock options. General and administrative expenses saw a 53.2% increase in the first half of 2026 compared to the first half of 2025, including increases to amortization expenses, marketing/brand development costs, rent and office expenses, travel and meals. Research and development costs in the first half of 2026 increased 11.7% over the first half of 2025. This increase was due to a slight increase in engineering and consulting services relating to product design and development work.

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

Liquidity and capital resources

As of June 30, 2026, we had $6,712,279 in cash and cash equivalents and a working capital surplus of $5,007,011 compared to $8,914,107 in cash and cash equivalents and a working capital surplus of $7,427,664 at December 31, 2025. Our current liabilities increased $127,289 from December 31, 2025, reflecting an increase in our accrued expenses and related party borrowing tempered by decreases in accounts payable and the current portion of our lease liability. Our source of operating capital in the first six months of 2026 came from cash on hand at the end of 2025 of $8,914,107, the sale of 9,000 shares of common stock for gross proceeds of $180,000, borrowing from a related party of $229,074, and earned interest of $93,759. Our source of operating capital in the first six months of 2025 came from cash on hand at the end of 2024 of $4,596,556; the sale of 518,500 shares of common stock for gross proceeds of $10,370,000 of which $9,520,000 was received in the first half of 2025 and $850,000 that was received as an investor deposit and included in cash on hand at the end of 2024, borrowing from a related party of $59,924, and earned interest of $183,553.

The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable. As the company is not generating revenues, continued activities and expenditures to bring product(s) to market as soon as we are able is important.

In the first six months of both 2026 and 2025, we repaid Xten Capital Group, a related party, $50,000 of the outstanding loan. As of June 30, 2026, we owed Xten $850,000. In the first half of 2026, CQENS Electronics (Hong Kong) Limited (“CEL”) borrowed $503 from Ann Liu while in the first half of 2025 CEL borrowed $59,924. As of June 30, 2026 CEL owes Ann Liu $79,220. In the first half of 2026 CEL borrowed $140,257 from Asahi, our joint venture partner in Hong Kong while CEL did not borrow any funds from Asahi in the same period in 2025. As of June 30, 2026, CEL owes Asahi $197,124. In the first six months of 2026, we borrowed $88,314 from Tianyang Zhang, a related party in our Shenzhen operations while we did not borrow any funds from Mr. Zhang in the same period of 2025. As of June 30, 2026, we owe Mr. Zhang $306,765. As of June 30, 2026, we owe Xinjie Liu $7,828 from borrowing that occurred in the latter part of 2025. There was no borrowing from Mr. Liu in the first half of 2026 or 2025. Each of the loans are non-interest bearing and due upon demand and we are using the funds for working capital. At June 30, 2026 and as of the date of this filing, we owe an aggregate of $1,440,937 to related parties.

As of the date of the filing of this report there is no assurance we will have sufficient funds for commercialization of any products. There is no assurance we will have sufficient funds due to circumstances beyond our control including regulatory changes, delays or additional regulatory requirements.

We will need to raise $10,000,000 to $15,000,000 in additional capital to fund operations beyond the next 12 months. There is no assurance we will have sufficient funds to fund our operating expenses and continued development of our products and to satisfy our obligations as they become due beyond the next 12 months. In that event, our ability to continue as a going concern is in jeopardy.

Summary of cash flows

	June 30, 2026	June 30, 2025
Net cash (used) in operating activities	$(2,168,962)	$(2,106,829)
Net cash (used) in investing activities	$(397,296)	$(1,973,321)
Net cash provided by financing activities	$359,074	$9,529,924

Our cash used in operating activities increased 2.9% in the first six months of 2026 compared to the first six months of 2025. During these time periods, we primarily used the cash to fund our net losses.

In the first half of 2026, there was $397,296 net cash used in investing activities from the capitalization of our intellectual property, along with additions to other intangible assets, construction-in-progress asset and property plant and equipment compared to net cash used in investing activities of $1,973,321 in the same period in 2025 for capitalization of our intellectual property and increases to equipment under construction.

In the first half of 2026, we had net cash provided by financing activities of $359,074 from the sale of our common stock and net borrowing from related parties. We had net cash provided by financing activities in the first half of 2025 of $9,529,924 from the sale of our common stock and net borrowing from related parties.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report you should carefully consider the risk factors in Part I, Item 1A in our 2025 10-K and Form 10-Q for the quarterly period ended March 31, 2026, which could materially affect our business, financial condition or future results. There have been no material changes in the risk factors in the second quarter of 2026. These cautionary statements are to be used as a reference in connection with any forward-looking statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

During the six-month period ended June 30, 2026, we sold an aggregate of 9,000 shares of our common stock for gross proceeds of $180,000 to individuals or entities. We did not pay a commission or finder’s fee and are using the proceeds for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5. Other Information.

During the six-month period ended June 30, 2026, no officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

CQENS Technologies Inc.

August 19, 2026	By:	/s/ Alexander Chong
Alexander Chong, Chief Executive Officer

August 19, 2026	By:	/s/ Daniel Markes
Daniel Markes, Chief Financial Officer

